Form 10-Q
period 2022-09-30
Xperi Inc.
filed 2022-11-14
CIK 1788999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-41486

XPERI INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	83-4470363
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2190 Gold Street, San Jose, California	95002
(Address of Principal Executive Offices)	(Zip Code)

(408) 519-9100

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock (par value $0.001 per share)	XPER	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of October 31, 2022 was 42,023,632.

XPERI INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

XPERI INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenue:	$121,637	$117,732	$366,728	$361,738
Operating expenses:
Cost of revenue, excluding depreciation and amortization of intangible assets	31,403	32,301	85,689	87,983
Research and development	57,070	49,975	158,641	144,371
Selling, general and administrative	56,702	46,109	156,894	148,087
Depreciation expense	4,990	6,486	15,697	17,058
Amortization expense	16,613	27,829	46,166	83,266
Goodwill impairment	354,000	—	354,000	—
Total operating expenses	520,778	162,700	817,087	480,765
Operating loss	(399,141)	(44,968)	(450,359)	(119,027)
Other income (expense), net	(527)	144	(301)	512
Loss before taxes	(399,668)	(44,824)	(450,660)	(118,515)
Provision for income taxes	2,024	2,834	12,500	8,161
Net loss	(401,692)	(47,658)	$(463,160)	$(126,676)
Less: net loss attributable to noncontrolling interest	(890)	(1,310)	(2,706)	(2,826)
Net loss attributable to the Company	$(400,802)	$(46,348)	$(460,454)	$(123,850)
Loss per share attributable to the Company
Basic and Diluted loss per share	$(9.54)	$(1.10)	$(10.96)	$(2.95)

Number of Basic and Diluted shares outstanding	42,024	42,024	42,024	42,024

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net loss	$(401,692)	$(47,658)	$(463,160)	$(126,676)
Other comprehensive loss, net of tax:
Change in foreign currency translation adjustment	(914)	(596)	(4,363)	(1,585)
Comprehensive loss	(402,606)	(48,254)	(467,523)	(128,261)
Less: comprehensive loss attributable to noncontrolling interest	(890)	(1,310)	(2,706)	(2,826)
Comprehensive loss attributable to the Company	$(401,716)	$(46,944)	$(464,817)	$(125,435)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

(unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$180,118	$120,695
Accounts receivable, net	63,968	79,494
Unbilled contracts receivable, net	52,081	50,962
Other current assets	40,133	25,985
Total current assets	336,300	$277,136
Long-term unbilled contracts receivable	4,418	3,825
Property and equipment, net	51,783	57,477
Operating lease right-of-use assets	56,062	61,758
Intangible assets, net	280,063	270,934
Goodwill	250,555	536,512
Other long-term assets	31,711	21,070
Total assets	$1,010,892	$1,228,712
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$18,735	$7,362
Accrued liabilities	97,385	84,404
Deferred revenue	26,106	28,211
Total current liabilities	142,226	$119,977
Deferred revenue, less current portion	19,079	23,663
Long-term deferred tax liabilities	21,374	14,428
Long-term debt, net	50,000	—
Noncurrent operating lease liabilities	41,743	49,017
Other long-term liabilities	5,307	5,670
Total liabilities	279,729	$212,755
Commitments and contingencies (Note 14)
Company stockholders’ equity:
Net Parent company investment	—	1,025,838
Preferred stock: $0.001 par value; 6,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.001 par value; 140,000 shares authorized; 42,024 and no shares issued; 42,024 and no shares outstanding, respectively	42	—
Additional paid-in capital	1,121,297	—
Accumulated other comprehensive loss	(5,039)	(676)
Accumulated deficit	(371,805)	—
Total Company stockholders’ equity	744,495	1,025,162
Noncontrolling interest	(13,332)	(9,205)
Total equity	731,163	1,015,957
Total liabilities and equity	$1,010,892	$1,228,712

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30, 2022	September 30, 2021
Cash flows from operating activities:
Net loss	$(463,160)	$(126,676)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation of property and equipment	15,697	17,058
Amortization of intangible assets	46,166	83,266
Stock-based compensation expense	29,761	24,363
Goodwill impairment	354,000	—
Deferred income taxes	(451)	3,459
Other	(146)	2,601
Changes in operating assets and liabilities:
Accounts receivable	18,990	13,401
Unbilled contracts receivable	623	2,274
Other assets	(14,884)	6,255
Accounts payable	10,504	(1,419)
Accrued and other liabilities	(824)	(37,408)
Deferred revenue	(7,609)	(1,235)
Net cash from operating activities	(11,333)	(14,061)
Cash flows from investing activities:
Purchases of property and equipment	(10,514)	(14,788)
Purchases of intangible assets	(110)	(3,352)
Net cash paid for acquisitions	(50,473)	(12,400)
Net cash from investing activities	(61,097)	(30,540)
Cash flows from financing activities:
Net proceeds from Parent capital contributions	83,235	—
Net transfers from Parent	52,802	63,188
Net cash from financing activities	136,037	63,188
Effect of exchange rate changes on cash and cash equivalents	(4,184)	2,803
Net increase in cash and cash equivalents	59,423	21,390
Cash and cash equivalents at beginning of period	120,695	85,624
Cash and cash equivalents at end of period	$180,118	$107,014
Supplemental disclosure of cash flow information:
Debt issued in connection with acquisition	$50,000	$—
Income taxes paid, net of refunds	$9,460	$8,559

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

(unaudited)

Three Months Ended September 30, 2021 and 2022	Common Stock		Additional Paid-In	Net Parent Company		Accumulated Other Comprehensive	Accumulated		Noncontrolling
	Shares	Amount	Capital	Investment		Income (Loss)	Deficit		Interest	Total Equity
Balance at July 1, 2021	—	$—	$—	$1,069,434		$322	$—		$(7,272)	$1,062,484
Net loss	—	—	—	(46,348)		—	—		(1,310)	(47,658)
Other comprehensive loss	—	—	—	—		(596)	—		—	(596)
Issuance of equity to noncontrolling interest	—	—	—	—		—	—		10	10
Net transfers from Parent	—	—	—	25,234		—	—		—	25,234
Balance at September 30, 2021	—	$—	$—	$1,048,320		$(274)	$—		$(8,572)	$1,039,474
Balance at July 1, 2022	—	$—	$—	$1,029,487		$(4,125)	$—		$(11,015)	$1,014,347
Net loss	—	—	—	(28,997)		—	(371,805)		(890)	(401,692)
Other comprehensive loss	—	—	—	—		(914)	—	—	—	(914)
Issuance of equity to noncontrolling interest	—	—	—	—		—	—		(1,427)	(1,427)
Net transfers from Parent	—	—	—	37,614		—	—		—	37,614
Issuance of common stock and reclassification of net transfers from Parent	42,024	42	1,038,062	(1,038,104)		—	—		—	—
Net capital contributions from Parent	—	—	83,235	—		—	—		—	83,235
Balance at September 30, 2022	42,024	$42	$1,121,297	$—		$(5,039)	$(371,805)		$(13,332)	$731,163

Nine Months Ended September 30, 2021 and 2022	Common Stock		Additional Paid-In	Net Parent Company		Accumulated Other Comprehensive	Accumulated		Noncontrolling
	Shares	Amount	Capital	Investment		Income (Loss)	Deficit		Interest	Total Equity
Balance at January 1, 2021	—	$—	$—	$1,084,630		$1,311	$—		$(5,758)	$1,080,183
Net loss	—	—	—	(123,850)		—	—		(2,826)	(126,676)
Other comprehensive loss	—	—	—	—		(1,585)	—		—	(1,585)
Issuance of equity to noncontrolling interest	—	—	—	—	—	—	—		12	12
Net transfers from Parent	—	—	—	87,540		—	—		—	87,540
Balance at September 30, 2021	—	$—	$—	$1,048,320		$(274)	$—		$(8,572)	$1,039,474
Balance at January 1, 2022	—	$—	$—	$1,025,838		$(676)	$—		$(9,205)	$1,015,957
Net loss	—	—	—	(88,649)		—	(371,805)		(2,706)	(463,160)
Other comprehensive loss	—	—	—	—		(4,363)	—		—	(4,363)
Issuance of equity to noncontrolling interest	—	—	—	—		—	—		(1,421)	(1,421)
Net transfers from Parent	—	—	—	100,915		—	—		—	100,915
Issuance of common stock and reclassification of net transfers from Parent	42,024	42	1,038,062	(1,038,104)		—	—		—	—
Net capital contributions from Parent	—	—	83,235	—		—	—		—	83,235
Balance at September 30, 2022	42,024	$42	$1,121,297	$—		$(5,039)	$(371,805)		$(13,332)	$731,163

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Xperi Spin-Off

On December 18, 2019, Xperi Corporation (“Pre-Merger Xperi”) entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with TiVo Corporation (“Pre-Merger TiVo”) to combine in an all-stock merger of equals transaction (the “Mergers”). Immediately following the consummation of the Mergers on June 1, 2020 (the “Merger Date”), Xperi Holding Corporation (“Xperi Holding” or “Parent”), a Delaware corporation founded in December 2019 under the name “XRAY-TWOLF HoldCo Corporation,” became the parent company of both Pre-Merger Xperi and Pre-Merger TiVo.

Following the Mergers, Xperi Holding announced plans to separate into two independent publicly-traded companies (the “Separation”), one comprising its intellectual property (“IP”) licensing business and one comprising its product business. On October 1, 2022, Xperi Holding completed the separation and distribution (the “Spin-Off”) through a pro-rata distribution (the “Distribution”) of all the outstanding common stock of its product-related business (formerly known as Xperi Product, and hereinafter “Xperi Inc.”, “Xperi” or the “Company”) to the stockholders of record of Xperi Holding as of the close of business on September 21, 2022, the record date (the “Record Date”) for the Distribution. Each Xperi Holding stockholder of record received four shares of Xperi common stock, $0.001 par value, for every ten shares of Xperi Holding common stock, $0.001 par value, held by such stockholder as of the close of business on the Record Date. Cash was paid in lieu of any fractional shares of Xperi common stock. Xperi Holding distributed 42,023,632 shares of Xperi common stock in the Distribution, which became effective on October 1, 2022. As a result of the Distribution, Xperi became an independent, publicly-traded company and its common stock is listed under the symbol “XPER” on the New York Stock Exchange (“NYSE”). In connection with the Separation and the Distribution, Xperi Holding was renamed and continues as Adeia Inc. (“Adeia”) and also changed its stock symbol to “ADEA” on the Nasdaq Global Select Market. The Parent is referred to as “Xperi Holding” throughout this Form 10-Q as that was its name during all time periods presented.

Description of Business

Xperi is a leading consumer and entertainment technology company. The Company creates extraordinary experiences at home and on the go for millions of consumers around the world, elevating content and how audiences connect with it in a way that is more intelligent, immersive and personal. Powering smart devices, connected cars, entertainment experiences and more, the Company has created a unified ecosystem that reaches highly engaged consumers, uncovering significant new business opportunities, now and in the future. The Company’s technologies are integrated into billions of consumer devices and media platforms worldwide, driving increased value for partners, customers and consumers. The Company currently operates in one reportable business segment and groups its business into four categories based on the markets served: Pay-TV, Consumer Electronics, Connected Car and Media Platform.

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The amounts as of December 31, 2021 have been derived from the Company’s annual audited combined financial statements for the year ended December 31, 2021, included in the Form 10 filed with the SEC on September 14, 2022 (the “Form 10”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022 or any future period and the Company makes no representations related thereto. These financial statements should be read in conjunction with the annual audited combined financial statements and notes thereto as of and for the year ended December 31, 2021, included in the Form 10.

During the three months ended September 30, 2022, all of the assets and liabilities of the Xperi Product business had been transferred to a legal entity under the common control of Xperi. Subsequent to this transfer, the financial statements and accompanying notes of the Xperi Product business are prepared on a consolidated basis and include the financial statements of Xperi and its subsidiaries in which Xperi has a controlling financial interest. All intercompany balances and transactions are eliminated in consolidation. Prior to the transfer, the financial statements and accompanying notes of the Xperi Product business were prepared on a combined basis as the Company was not historically held by a single legal entity. Net Parent company investment is presented within equity on a combined basis in lieu of share capital. Total net Parent company investment represents Parent’s total interest in the recorded net assets of the Company prior to the transfer. All intercompany transactions within the combined businesses of the Company have been eliminated.

The Condensed Consolidated Balance Sheets of Xperi and its subsidiaries include Parent assets and liabilities that are specifically identifiable or otherwise attributable to the Company. In the fourth quarter of 2018, the Company funded a new subsidiary, Perceive Corporation (“Perceive”), which was created to focus on delivering edge inference solutions. As of September 30, 2022, the Company owned approximately 77.1% of the outstanding equity interest of Perceive. The operating results of Perceive have been included in the Company’s consolidated financial statements since the fourth quarter of 2018.

Prior to the separation, the Company was dependent on Parent for all of its working capital and financing requirements as Parent used a centralized approach to cash management and financing its operations. Financial transactions relating to the Company were accounted for as equity contributions from the Parent on the Condensed Consolidated Balance Sheets. Accordingly, none of Parent’s cash and cash equivalents were allocated to the Company for any of the periods presented, unless those balances were directly attributable to the Company. The Company reflects transfers of cash to and from Parent’s cash management system within equity as a component of net Parent investment on a combined basis and as a component of net Parent capital contribution on a consolidated basis. Other than the debt incurred in connection with the acquisition of Vewd Software Holdings Limited (“Vewd”) discussed in Note 9, Parent’s long-term debt has not been attributed to the Company for any of the periods presented because Parent’s borrowings are not the legal obligation of the Company. The cash and cash equivalents, including the Company’s capitalization from Parent on September 30, 2022 will be sufficient to support its operations, capital expenditures and income tax payments, in addition to any investments and other capital allocation needs for at least the next 12 months.

The Condensed Consolidated Statements of Operations and Comprehensive Loss of the Company reflect allocations of general corporate expenses from Parent, including, but not limited to, executive management, sales and marketing, finance, legal, information technology, employee benefits administration, stock-based compensation, treasury, risk management, procurement and other shared services. These allocations were made on a direct usage basis when identifiable, with the remainder allocated on a pro rata basis of billing, revenue, headcount or other measures as deemed appropriate. Management of the Company and Parent consider these allocations to be a reasonable reflection of the utilization of services by, or the benefits provided to, the Company. The allocations may not, however, reflect the expenses the Company would have incurred as a standalone company for the periods presented. Actual costs that may have been incurred if the Company had been a standalone company would depend on a number of factors, such as the chosen organizational structure, whether functions were outsourced or performed by employees and decisions with respect to areas such as facilities, information technology and operating infrastructure.

Parent maintains various benefit and stock-based compensation plans at a corporate level. The Company’s employees participated in those programs and a portion of the cost of those plans is included in the Company’s Condensed Consolidated Financial Statements. The Company’s Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Equity do not include any benefit plan obligations or any equity related to stock-based compensation plans. See “Note 11 – Stock-Based Compensation Expense” for a description of the accounting for stock-based compensation.

The Company’s fiscal year ends on December 31. The Company employs a calendar month-end reporting period for its quarterly reporting.

Earnings Per Share

Basic and dilutive net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of the Company’s common stock outstanding during the period. The weighted average number of shares of common stock outstanding for the basic and diluted net loss per share is based on 42,023,632 shares of the Company’s common stock distributed on October 1, 2022 in connection with the Spin-Off and assumes these shares have been outstanding as of the beginning of the earliest period presented. There are no potentially dilutive common stock equivalents prior to the Spin-Off on October 1, 2022.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in the Company’s significant accounting policies during the nine months ended September 30, 2022, as compared to the significant accounting policies described in the Form 10.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The accounting estimates and assumptions that require management’s most significant, challenging, and subjective judgment include the estimation of licensees’ quarterly royalties prior to receiving the royalty reports, the determination of stand-alone selling price and the transaction price in an arrangement with multiple performance obligations, the assessment of the recoverability of goodwill, the assessment of useful lives and recoverability of other intangible assets and long-lived assets, recognition and measurement of current and deferred income tax assets and liabilities, the assessment of unrecognized tax benefits, and purchase accounting resulting from business combinations. Actual results experienced by the Company may differ from management’s estimates.

The COVID-19 pandemic has had, and may continue to have, an adverse impact on the Company business. The impact to date has included periods of significant volatility in markets the Company serves, in particular the automotive and broad consumer electronics markets. Additionally, the pandemic has caused some challenges and delays in acquiring new customers and executing license renewals. These factors may result in an impairment of our long-lived assets, including goodwill, increased credit losses and impairments of investments in other companies. The Company’s operations and those of its customers have also been negatively impacted by certain trends arising from the COVID-19 pandemic, including labor market constraints, shortage of semiconductor components and manufacturing capacities, and delays in shipments, product development and product launches. Moreover, the COVID-19 pandemic, its related impact, and United States federal, state and foreign government policies enacted to combat the pandemic have contributed to a recent rise of inflation that may increase the cost of the Company’s operations and reduce demand for the Company’s products and services and those of its customers, which may adversely affect the Company’s financial performance. The impact of the pandemic on the Company’s overall results of operations remains uncertain for the foreseeable future and will depend on various factors outside the Company’s control.

Recently Adopted Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2021-08, “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”), which amends the guidance in ASC 805 to require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Revenue from Contracts with Customers (“Topic 606”). As a result of the amendments, it is expected that an acquirer will generally recognize and measure acquired contract assets and contract liabilities in a manner consistent with how the acquiree recognized and measured them in its preacquisition financial statements. ASU 2021-08 is effective for public business entities for fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company elected to early adopt the new standard on January 1, 2022. The adoption did not have an impact on the Company’s condensed consolidated financial statements.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in ASU 2020-04 apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848)” (“ASU 2021-01”), which provides further clarification on the scope of Topic 848 so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions in Topic 848. ASU 2020-04 became effective upon issuance and may be applied prospectively to contract modifications made on or before December 31, 2022. ASU 2021-01 became effective upon issuance and may be applied on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 or prospectively for contract modifications made on or before December 31, 2022. The Company does not expect ASU 2020-04 and ASU 2021-01 to have a material impact on its condensed consolidated financial statements.

NOTE 3 – REVENUE

Revenue Recognition

General

Revenue is recognized when control of the promised goods or services is transferred to a customer in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services, which may include various combinations of goods and services which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of sales taxes collected from customers which are subsequently remitted to governmental authorities.

Some of the Company’s contracts with customers contain multiple performance obligations. For these contracts, the individual performance obligations are separately accounted for if they are distinct. In an arrangement with multiple performance obligations, the transaction price is allocated among the separate performance obligations on a relative stand-alone selling price basis. The determination of stand-alone selling price considers market conditions, the size and scope of the contract, customer and geographic information, and other factors. When observable prices are not available, stand- alone selling price for separate performance obligations is based on the cost-plus-margin approach, considering overall pricing objectives.

When variable consideration is in the form of a sales-based or usage-based royalty in exchange for a license of technology or when a license of technology is the predominant item to which the variable consideration relates, revenue is recognized at the later of when the subsequent sale or usage occurs or the performance obligation to which some or all of the sales-based or usage-based royalty has been allocated has been satisfied or partially satisfied.

Description of Revenue-Generating Activities

The Company derives the majority of its revenue from licensing its technology and solutions to customers. These arrangements are summarized as Technology License arrangements and Technology Solutions arrangements. For Technology License arrangements, the customer obtains rights to the technology delivered at the commencement of the agreement. For Technology Solutions arrangements, the customer receives access to a platform, media or data that includes frequent updates, where access to such updates is critical to the functionality of the technology. The timing of when performance obligations are satisfied, as well as the fee arrangements underlying each agreement, determine when revenue is recognized.

Technology License Arrangements

The Company licenses its audio, digital radio and imaging technology to consumer electronics (“CE”) manufacturers, automotive manufacturers or their supply chain partners.

The Company generally recognizes royalty revenue from licenses based on units shipped or manufactured. Revenue is recognized in the period in which the customer’s sales or production are estimated to have occurred. This may result in an adjustment to revenue when actual sales or production are subsequently reported by the customer, generally in the month or quarter following sales or production. Estimating customers’ quarterly royalties prior to receiving the royalty reports requires the Company to make significant assumptions and judgments related to forecasted trends and growth rates used to estimate quantities shipped or manufactured by customers, which could have a material impact on the amount of revenue it reports on a quarterly basis.

Certain customers enter into fixed fee or minimum guarantee agreements, whereby customers pay a fixed fee for the right to incorporate the Company’s technology in the customer’s products over the license term. In arrangements with a minimum guarantee, the fixed fee component corresponds to a minimum number of units or dollars that the customer must produce or pay, with additional per-unit fees for any units or dollars exceeding the minimum. The Company generally recognizes the full fixed fee as revenue at the beginning of the license term when the customer has the right to use the technology and begins to benefit from the license, net of the effect of any significant financing components calculated using customer-specific, risk-adjusted lending rates, with the related interest income being recognized over time on an effective rate basis. For minimum guarantee agreements where the customer exceeds the minimum, the Company recognizes revenue relating to any additional per-unit fees in the periods it believes the customer will exceed the minimum and adjusts the revenue based on actual usage once that is reported by the customer.

Technology Solutions Arrangements

Technology Solutions customers are primarily multi-channel video service providers, CE manufacturers, and end consumers. Technology Solutions revenue is primarily derived from licensing the Company’s Pay-TV solutions, Personalized Content Discovery, enriched Metadata, and viewership data; selling TiVo-enabled devices like the TiVo Stream 4K and advertising.

For Technology Solutions, the Company provides on-going media or data delivery, hosting and access to its platform, and software updates. For these solutions, the Company generally receives fees on a per-subscriber per-month basis or as a fixed fee, and revenue is recognized during the month in which the solutions are provided to the customer. For most of the Technology Solutions offerings, substantially all functionality is obtained through the Company’s continuous hosting and/or updating of the data and content. In these instances, the Company typically has a single performance obligation related to these ongoing activities in the underlying arrangement. For those arrangements that include multiple performance obligations, the Company allocates the consideration as described above and recognizes revenue for each distinct performance obligation when control of the promised goods or services is transferred to the customer.

The Company also generates revenue from non-recurring engineering (“NRE”) services, advertising, and hardware products, each of which was less than 10% of total revenue for all periods presented.

Practical Expedients and Exemptions

The Company applies a practical expedient to not perform an evaluation of whether a contract includes a significant financing component when the timing of revenue recognition differs from the timing of cash collection by one year or less.

The Company applies a practical expedient to expense costs to obtain a contract with a customer as incurred as a component of selling, general and administrative expenses when the amortization period would have been one year or less.

The Company applies a practical expedient when disclosing revenue expected to be recognized from unsatisfied performance obligations to exclude contracts with customers with an original duration of one year or less; amounts attributable to variable consideration arising from (i) a sales-based or usage-based royalty of a technology license or (ii) when variable consideration is allocated entirely to a wholly unsatisfied performance obligation; or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation.

Revenue Details

The following information depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors by disaggregating revenue by product category, market and geographic location.

Revenue disaggregated by product category was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Technology Licensing	$53,786	$41,683	$161,943	$140,923
Technology Solutions	67,851	76,049	204,785	220,815
Total revenue	$121,637	$117,732	$366,728	$361,738

Revenue disaggregated by market was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Pay-TV	$58,378	$65,891	$182,903	$196,795
Consumer Electronics	33,561	21,235	101,145	75,054
Connected Car	20,224	20,448	60,798	65,869
Media Platform	9,474	10,158	21,882	24,020
Total revenue	$121,637	$117,732	$366,728	$361,738

A significant portion of the Company’s revenue is derived from licensees headquartered outside of the U.S., principally in Asia, Europe and the Middle East, and it is expected that this revenue will continue to account for a significant portion of total revenue in future periods. The following table presents the Company’s revenue disaggregated by geographic area (in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
U.S.	$65,173	54%	$62,133	53%	$203,253	55%	$182,759	51%
Japan	13,801	11	17,614	15	45,844	13	55,799	16
China	12,713	11	3,557	3	27,168	7	14,989	4
Europe and Middle East	10,722	9	14,379	12	29,458	8	40,901	11
South Korea	8,011	6	7,300	6	18,887	5	26,736	7
Other	11,217	9	12,749	11	42,118	12	40,554	11
	$121,637	100%	$117,732	100%	$366,728	100%	$361,738	100%

Contract Balances

Contracts Assets

Contract assets primarily consist of unbilled contracts receivable that are expected to be received from customers in future periods, where the revenue recognized to date exceeds the amount billed. The amount of unbilled contracts receivable may not exceed their net realizable value and are classified as long-term assets if the payments are expected to be received more than one year from the reporting date. Contract assets also include the incremental costs of obtaining a contract with a customer, principally sales commissions when the renewal commission is not commensurate with the initial commission, and deferred engineering costs for significant software customization or modification and set-up services to the extent deemed recoverable.

Contract assets were recorded in the Condensed Consolidated Balance Sheets as follows (in thousands):

	September 30, 2022	December 31, 2021
Unbilled contracts receivable	$52,081	$50,962
Other current assets	576	724
Long-term unbilled contracts receivable	4,418	3,825
Other long-term assets	836	1,043
Total contract assets	$57,911	$56,554

Contract Liabilities

Contract liabilities are mainly comprised of deferred revenue related to technology solutions arrangements, multi-period licensing, and other offerings for which the Company is paid in advance while the promised good or service is transferred to the customer at a future date or over time. Deferred revenue also includes amounts received related to professional services to be performed in the future. Deferred revenue arises when cash payments are received, including amounts which are refundable, in advance of performance obligations being completed.

Allowance for Credit Losses

The allowance for credit losses, which includes the allowance for accounts receivable and unbilled contracts receivable, represents the Company’s best estimate of lifetime expected credit losses inherent in those financial assets. The Company’s lifetime expected credit losses are determined using relevant information about past events (including historical experience), current conditions, and reasonable and supportable forecasts that affect collectability. The Company monitors its credit exposure through ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary. In addition, the Company performs routine credit management activities such as timely account reconciliations, dispute resolution, and payment confirmations. The Company may employ collection agencies and legal counsel to pursue recovery of defaulted receivables.

The Company’s long-term unbilled contracts receivable is derived from fixed-fee or minimum-guarantee arrangements, primarily with large well-capitalized companies. It is generally considered to be of high credit quality due to past collection history and the nature of the customers.

The following table presents the activity in the allowance for credit losses for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
	Accounts Receivable	Unbilled Contracts Receivable	Accounts Receivable		Unbilled Contracts Receivable
Beginning balance	$1,805	$306	$3,206		$1,604
Provision for credit losses	99	7	428		76
Recoveries/charge-off	(133)	—	(1,274)		—
Balance at end of period	$1,771	$313	$2,360		$1,680

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Accounts Receivable	Unbilled Contracts Receivable	Accounts Receivable		Unbilled Contracts Receivable
Beginning balance	$2,245	$480	$6,454		$1,414
Provision for (reversal of) credit losses	69	(167)	523		306
Recoveries/charge-off	(543)	—	(4,617)	(1)	(40)
Balance at end of period	$1,771	$313	$2,360		$1,680

(1) The charge off of accounts receivable during the nine months ended September 30, 2021 was primarily related to a customer whose account had been substantially reserved for credit losses in 2020 due to deteriorating financial condition and delinquent payment history.

Additional Disclosures

The following table presents additional revenue and contract disclosures (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022		2021
Revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$5,112	$4,957	$19,713		$20,264
Performance obligations satisfied in previous periods (true ups, licensee reporting adjustments and settlements)(1)	$4,435	$539	$25,301	(2)	$7,159

(1) True ups represent the differences between the Company’s quarterly estimates of per-unit royalty revenue and actual production/sales-based royalties reported by licensees in the following period. Licensee reporting adjustments represent corrections or revisions to previously reported per-unit royalties by licensees, generally resulting from the Company’s inquiries or compliance audits. Settlements represent resolutions of litigation during the period for past royalties owed.

(2) Amount includes past royalty revenue from the settlement of a contract dispute with a large mobile imaging customer, and the execution of a long-term license agreement with a leading consumer electronics and over-the-top (“OTT”) service provider. The long-term license agreement is effective as of the expiration of the prior agreement. The Company recorded revenue from both the settlement and the license agreement, referred to above, in the second quarter of 2022 and expects to record revenue from both the settlement and the license agreement in future periods.

Remaining revenue under contracts with performance obligations represents the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) under certain of the Company’s fixed fee or minimum guarantee arrangements and engineering services contracts. The Company’s remaining revenue under contracts with performance obligations was as follows (in thousands):

	As of
	September 30, 2022	December 31, 2021
Revenue from contracts with performance obligations expected to be satisfied in:
2022 (remaining 3 months)	$13,556	$51,201
2023	48,964	37,696
2024	25,715	13,314
2025	23,140	6,274
2026	4,278	2,226
Thereafter	2,225	399
Total	$117,878	$111,110

NOTE 4 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Other current assets consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Prepaid expenses	$18,148	$15,283
Inventory*	9,069	5,102
Other	12,916	5,600
Total	$40,133	$25,985

*All inventory is finished goods.

Property and equipment, net, consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Equipment, furniture and other	$75,585	$64,237
Building and improvements	18,331	18,331
Land	5,300	5,300
Leasehold improvements	21,665	22,064
Property and equipment, gross	120,881	109,932
Less: accumulated depreciation and amortization	(69,098)	(52,455)
Total	$51,783	$57,477

Other long-term assets consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Long-term deferred tax assets	$2,067	$1,847
Other assets	29,644	19,223
Total	$31,711	$21,070

Accrued liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Employee compensation and benefits	$36,119	$33,685
Third-party royalties	6,650	4,428
Accrued expenses	23,376	21,147
Accrued severance	1,762	1,834
Current portion of operating lease liabilities	15,969	14,725
Other	13,509	8,585
Total	$97,385	$84,404

Other long-term liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Long-term income tax payable	$768	$462
Other	4,539	5,208
Total	$5,307	$5,670

Accumulated other comprehensive loss consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Foreign currency translation adjustment, net of tax	$(5,039)	$(676)
Total	$(5,039)	$(676)

NOTE 5 – FINANCIAL INSTRUMENTS

Non-marketable Equity Securities

As of September 30, 2022 and December 31, 2021, other long-term assets included equity securities accounted for under the equity method with a carrying amount of $4.1 million and $4.8 million, respectively, and equity securities without a readily determinable fair value with a carrying amount of $0.1 million and $0.1 million, respectively. No impairments or adjustments to the carrying amount of the Company’s equity securities without a readily determinable fair value were recognized in the three and nine months ended September 30, 2022 and 2021, respectively.

NOTE 6 – FAIR VALUE

The Company follows the authoritative guidance for fair value measurement and the fair value option for financial assets and financial liabilities. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, or an exit price, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The established fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets.

Level 2	Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3

Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

There were no marketable securities required to be measured at fair value on a recurring basis as of September 30, 2022 or December 31, 2021.

Financial Instruments Not Recorded at Fair Value

The Company’s long-term debt is carried at amortized cost and is measured at fair value on a quarterly basis for disclosure purposes. The carrying amounts and estimated fair values are as follows (in thousands):

	September 30, 2022		December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Unsecured Promissory Note (1)	$50,000	$49,300	$—	$—

(1)
See “Note 9 – Debt” for additional information.

The fair values of the Company’s debt instruments were estimated based on Level 2 inputs, including credit market data of debt instruments rated similarly to the Company’s.

Non-Recurring Fair Value Measurements

For purchase accounting related fair value measurements, see “Note 7 – Business Combinations.”

For goodwill impairment related fair value measurements, see “Note 8 – Goodwill And Identified Intangible Assets.”

NOTE 7 – BUSINESS COMBINATIONS

MobiTV

On May 31, 2021, the Company completed its acquisition of certain assets and assumption of certain liabilities of MobiTV, Inc. (“MobiTV”, and the acquisition, the “MobiTV Acquisition”), a provider of application-based Pay-TV video delivery solutions. The acquisition expanded the Company’s IPTV Managed Service capabilities, which is expected to grow the addressable market for the Company’s IPTV products and further secure the Company’s position as a leading provider of Pay-TV solutions. The net purchase price for the MobiTV Acquisition was $12.4 million in cash.

Purchase Price Allocation

The MobiTV Acquisition has been accounted for as a business combination, using the acquisition method. The following table presents the allocation of the purchase price to the identifiable assets acquired and liabilities assumed based on the fair values at the acquisition date, with any excess of the purchase price over the estimated fair value of the identifiable net assets acquired recorded to goodwill, all of which is expected to be deductible for tax purposes. The following table sets forth the final purchase price allocation with no measure period adjustments identified ($ in thousands):

	Estimated Useful Life (years)	Final Fair Value
Other current assets		$390
Property and equipment		9,223
Operating lease right-of-use assets		1,186
Identifiable intangible assets: Technology	6	3,260
Goodwill		4,059
Other long-term assets		115
Accrued liabilities		(5,288)
Noncurrent operating lease liabilities		(545)
Total purchase price		$12,400

The results of operations and cash flows relating to the business acquired pursuant to the MobiTV Acquisition have been included in the Company’s condensed consolidated financial statements for periods subsequent to May 31, 2021, and the related assets and liabilities were recorded at their estimated fair values in the Company’s Condensed Consolidated Balance Sheet as of May 31, 2021.

Revised Pro Forma Financial Information

During the third quarter of 2022, the Company identified errors in the previously reported Supplemental Pro Forma Information related to the MobiTV Acquisition. The Company previously reported pro forma revenue for the three and six months ended June 30, 2021 to be $223.4 million and $447.7 million, respectively, rather than $121.5 million and $247.9 million, respectively. In addition, the Company previously reported net loss attributable to the Company for the three and six months ended June 30, 2021 to be $8.6 million and $14.9 million, respectively, rather than $42.4 million and $93.3 million, respectively. The Company has correctly reflected the pro forma operating results reported for the three and nine months ended September 30, 2021 included in the below disclosures.

Supplemental Pro Forma Information

The following unaudited pro forma financial information assumes the MobiTV Acquisition was completed as of January 1, 2020. The unaudited pro forma financial information as presented below is for informational purposes only and is based on estimates and assumptions that have been made solely for purposes of developing such pro forma information. This is not necessarily indicative of the results of operations that would have been achieved if the MobiTV Acquisition had taken place on January 1, 2020, nor is it necessarily indicative of future results. Consequently, actual results could differ materially from the unaudited pro forma financial information presented below. The following table presents the pro forma operating results as if the acquired operations of MobiTV had been included in the Company’s Condensed Consolidated Statements of Operations as of January 1, 2020 (unaudited, in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021
Revenue	$117,732	$365,597
Net loss attributable to the Company	$(46,271)	$(139,371)

The unaudited supplemental pro forma information above includes the following pro forma adjustments: removal of certain elements of the historical MobiTV business that were not acquired, elimination of inter-company transactions between MobiTV and the Company, adjustments for transaction related costs, and adjustments to reflect the impact of purchase accounting adjustments. The unaudited supplemental pro forma information above does not include any cost saving synergies from operating efficiencies.

Vewd Software Holdings Limited

On July 1, 2022, the Company completed the acquisition of Vewd Software Holdings Limited (“Vewd,” and the “Vewd Acquisition”). Vewd is a leading global provider of OTT and hybrid TV solutions. The acquisition establishes the Company as a leading independent streaming media platform through its TiVo brand and the largest independent provider of Smart TV middleware globally. The total consideration was approximately $102.9 million, consisting of approximately $52.9 million of cash and $50.0 million of debt. Refer to “Note 9 – Debt” for additional information on this debt.

Preliminary Purchase Price Allocation

The Vewd Acquisition has been accounted for as a business combination, using the acquisition method. The following table presents the preliminary allocation of the purchase price to the identifiable assets acquired and liabilities assumed based on the fair values at the acquisition date ($ in thousands):

	Estimated Useful Life (years)		Estimated Fair Value
Cash and cash equivalents			$2,684
Accounts receivable			3,341
Unbilled contracts receivable			2,335
Other current assets			1,208
Property and equipment			443
Operating lease right-of-use assets			2,020
Identifiable intangible assets:
Technology	7	28,050
Customer relationships – large	7	4,900
Customer relationships – small	4	3,500
Non-compete agreements	2	870
Trade name	5	830
Total identifiable intangible assets			38,150
Goodwill			68,115
Other long-term assets			977
Accounts payable			(869)
Accrued liabilities			(4,777)
Deferred revenue			(920)
Long-term deferred tax liabilities			(8,393)
Noncurrent operating lease liabilities			(1,094)
Other long-term liabilities			(307)
Total preliminary purchase price			$102,913

The above preliminary purchase price allocation, including the purchase consideration, was based on preliminary valuations and assumptions and is still subject to change within the measurement period as additional information is received, including potential changes to prepaid income taxes, current and non-current income taxes payable, deferred taxes, and other working capital adjustments. The final purchase price allocation is expected to be completed as soon as practicable, but not later than one year from the date of the acquisition.

The following is a description of the methods used to determine the fair values of significant assets and liabilities.

Identifiable Intangible Assets

Identifiable intangible assets primarily consist of technology, customer relationships, non-compete agreements and trade name. In determining the fair value, the Company utilized various forms of the income and cost approaches depending on the asset being valued. The estimation of fair value required significant judgment related to cash flow forecasts, discount rates reflecting the risk inherent in each cash flow stream, competitive trends, market comparables and other factors. Inputs were generally determined using historical data supplemented by current and anticipated market conditions, and growth rates. The technology was valued using the excess earnings method. Significant assumptions used under this method include forecasted revenues and growth, estimated technology obsolescence, contributory asset charges, and the discount rate. The customer relationships were valued using the cost approach, based on estimated customer acquisition costs.

Goodwill

The excess of the consideration transferred over the fair value of assets acquired and liabilities assumed was recognized as goodwill. The goodwill is generated from operational synergies and cost savings the Company expects to achieve from the consolidated operations, as well as the expected benefits from future technologies that do not meet the definition of an identifiable intangible asset and Vewd’s knowledgeable and experienced workforce. Approximately $0.4 million of the acquired goodwill is expected to be deductible for tax purposes.

Vewd Results of Operations

The results of operations and cash flows relating to the Vewd Acquisition have been included in the Company’s condensed consolidated financial statements for periods subsequent to July 1, 2022, and the related assets and liabilities were recorded at their estimated fair values in the Company’s Condensed Consolidated Balance Sheet as of July 1, 2022. For the three and nine months ended September 30, 2022, the acquired Vewd business contributed $2.5 million of revenue and $10.1 million of operating loss, respectively, to the Company’s operating results.

Transaction and Other Costs

In connection with the Vewd Acquisition, the Company incurred significant one-time expenses such as transaction related costs and severance and retention costs. For the three and nine months ended September 30, 2022, transaction related costs including transaction bonuses, legal and consultant fees, were $4.0 million and $6.0 million, respectively. For the three and nine months ended September 30, 2022, severance and retention costs associated with the Vewd Acquisition were $2.1 million.

Supplemental Pro Forma Information

The following unaudited pro forma financial information assumes the Vewd Acquisition was completed as of January 1, 2021. The unaudited pro forma financial information as presented below is for informational purposes only and is based on estimates and assumptions that have been made solely for purposes of developing such pro forma information. This is not necessarily indicative of the results of operations that would have been achieved if the Vewd Acquisition had taken place on January 1, 2021, nor is it necessarily indicative of future results. Consequently, actual results could differ materially from the unaudited pro forma financial information presented below. The following table presents the pro forma operating results as if the acquired operations of Vewd had been included in the Company's Condensed Consolidated Statements of Operations as of January 1, 2021 (unaudited, in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenue	$121,637	$121,757	$373,057	$371,450
Net loss attributable to the Company	$(394,691)	$(50,779)	$(468,457)	$(145,928)

The unaudited supplemental pro forma information above includes the following pro forma adjustments: adjustments for transaction related costs and severance and retention costs, adjustments for amortization of intangible assets, and elimination of inter-company transactions between Vewd and the Company. The unaudited supplemental pro forma information above does not include any cost saving synergies from operating efficiencies.

NOTE 8 – GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

Goodwill

The changes to the carrying value of goodwill from January 1, 2022 through September 30, 2022 are reflected below (in thousands):

December 31, 2021	$536,512
Goodwill adjustment related to Mergers in prior periods (1)	(72)
Vewd Acquisition (2)	68,115
Impairment charge (3)	(354,000)
September 30, 2022	$250,555

(1)
Related to an immaterial measurement period adjustment.
(2)
Related to the Vewd Acquisition completed in July 2022. For more information regarding the transaction, see “Note 7 - Business Combinations.”
(3)
See discussion below.

Goodwill is evaluated for potential impairment annually, as of the beginning of the fourth quarter, and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. During the three months ended September 30, 2022, indicators of potential impairment for the Product reporting unit were identified such that management concluded it was more-likely-than-not that goodwill was impaired and a quantitative interim goodwill impairment assessment should be performed as of September 30, 2022. Indicators of potential impairment included a sustained decline in Xperi Holding’s stock price during the second half of the third quarter of 2022 reflective of rising interest rates and continued decline in macroeconomic conditions. The Company proceeded to perform a fair value analysis of the Product reporting unit using the market capitalization approach. Under this approach, management estimated the fair value of the Product reporting unit as of September 30, 2022 using quoted market prices of Xperi’s common stock, over its first ten trading days following the Separation, and a control premium representing the synergies a market participant would achieve upon obtaining control of Xperi. As a result of the fair value analysis, the Company recognized a goodwill impairment charge of $354.0 million during the three months ended September 30, 2022.

The Company also assessed the recoverability of indefinite-lived intangible assets related to the Product reporting unit, and concluded that no impairment existed as of September 30, 2022 as their projected undiscounted net cash flows exceeded their carrying amounts. No impairment indicators were identified with respect to other long-lived assets.

Identified Intangible Assets

Identified intangible assets consisted of the following (in thousands):

	Average	September 30, 2022			December 31, 2021
	Life (Years)	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Finite-lived intangible assets
Acquired patents / core technology	3-10	$22,189	$(5,613)	$16,576	$5,258	$(5,215)	$43
Existing technology / content database	5-10	240,696	(186,216)	54,480	212,765	(173,420)	39,345
Customer contracts and related relationships	3-9	501,874	(326,164)	175,710	494,026	(297,867)	196,159
Trademarks/trade name	4-10	39,613	(28,478)	11,135	38,783	(24,796)	13,987
Non-competition agreements	1	2,231	(2,231)	—	2,231	(2,231)	—
Other key employee non-compete agreements	2	870	(108)	762	—	—	—
Total finite-lived intangible assets		807,473	(548,810)	258,663	753,063	(503,529)	249,534
Indefinite-lived intangible assets
TiVo tradename/trademarks	N/A	21,400	—	21,400	21,400	—	21,400
Total intangible assets		$828,873	$(548,810)	$280,063	$774,463	$(503,529)	$270,934

As of September 30, 2022, the estimated future amortization expense of total finite-lived intangible assets was as follows (in thousands):

2022 (remaining 3 months)	$16,066
2023	57,767
2024	43,340
2025	34,693
2026	31,472
2027	30,629
Thereafter	44,696
$258,663

NOTE 9 – DEBT

In connection with the Vewd acquisition as fully disclosed in Note 7, on July 1, 2022, TiVo Product Holdco LLC, which was subsequently renamed to Xperi Inc., issued a senior unsecured promissory note (the “Promissory Note”) to the sellers of Vewd in a principal amount of $50.0 million. The issuer’s obligations under the Promissory Note were guaranteed by Xperi Holding prior to the Spin-Off. Indebtedness outstanding under the Promissory Note bears an interest rate of 6.00% per annum, payable in cash on a quarterly basis. If a certain qualified spin-off transaction occurs, the interest rate will be increased to the greater of (a) 6.00% and (b) the sum of (i) the highest interest rate payable under any credit facility or bonds, debentures, notes or similar instruments where the issuer or any guarantor borrows money or guarantees obligations on a secured basis on or after the date of such spin-off transaction, plus (ii) 2.00%. The Promissory Note will mature on July 1, 2025. The issuer may, at any time and on any one or more occasions, prepay all or any portion of the outstanding principal amount, plus accrued and unpaid interest, if any, under the Promissory Note without premium or penalty. In addition, the Promissory Note has mandatory prepayment provisions upon certain change of control or asset sale events.

The Promissory Note includes certain covenants that restrict the issuer and each guarantor’s ability to, among other things, incur certain indebtedness or engage in any material line of business substantially different from those lines of business conducted by such entities on the closing date of the acquisition. The Promissory Note does not contain any financial covenants.

As of September 30, 2022, $50.0 million in principal balance was outstanding. Interest expense on the Promissory Note was $0.8 million and $0.8 million for the three and nine months ended September 30, 2022, respectively. The Company did not incur any debt prior to July 1, 2022.

As of September 30, 2022, future minimum principal payments for the Promissory Note are summarized as follows (in thousands):

2022 (remaining 3 months)	$—
2023	—
2024	—
2025	50,000
2026	—
Thereafter	—
Total	$50,000

NOTE 10 – NET LOSS PER SHARE

On October 1, 2022, the date of the Spin-Off, 42,023,632 shares of the common stock of Xperi were distributed to Xperi Holding shareholders of record as of the record date of September 21, 2022. This share amount is utilized for the calculation of basic and diluted loss per share for all periods presented prior to the spinoff. For the three and nine months ended September 30, 2022 and 2021, these shares are treated as issued and outstanding for purposes of calculating historical loss per share. For periods prior to the Spin-Off, it is assumed that there are no dilutive equity instruments as there were no equity awards of Xperi outstanding prior to the Spin-Off.

NOTE 11 – STOCK-BASED COMPENSATION EXPENSE

Certain of the Company’s employees participate in equity-based compensation plans sponsored by Parent. Parent’s equity-based compensation plans include equity incentive plans and an employee stock purchase plan (“ESPP”). All awards granted under the plans are based on shares of Parent’s common stock and, as such, are reflected in Parent’s Consolidated Statements of Stockholders’ Equity and not in the Company’s Condensed Consolidated Statements of Equity. The following disclosures of stock-based compensation expense recognized by the Company are based on the awards and terms granted to the Company’s employees. Accordingly, the amounts presented are not necessarily indicative of future awards and do not necessarily reflect the results that the Company would have experienced as an independent company for the periods presented.

Equity Incentive Plans

The 2020 EIP

In connection with the Mergers and immediately prior to June 1, 2020, Parent adopted the Xperi Holding Corporation 2020 Equity Incentive Plan (the “2020 EIP”). Under the 2020 EIP, Parent may grant equity-based awards to employees, non-employee directors, and consultants for services rendered to Parent (or any subsidiary) in the form of stock options, stock awards, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and performance awards (or any combination thereof). A total of 16,800,000 shares have been reserved for issuance under the 2020 EIP provided that each share issued pursuant to “full value” awards (i.e., stock awards, restricted stock awards, restricted stock units, performance awards and dividend equivalents) are counted against shares available for issuance under the 2020 EIP on a 1.5 to 1 ratio.

The 2020 EIP provides for option grants designed as either incentive stock options or non-statutory options. Options are granted with an exercise price not less than the value of the common stock on the grant date and have a term of ten years from the date of grant and vest over a four-year period. The vesting criteria for restricted stock awards and restricted stock units is generally the passage of time or meeting certain performance-based objectives, and continued employment through the vesting period generally over four years for time-based awards.

Assumed Plans

On June 1, 2020, Parent assumed all then-outstanding stock options, awards, and shares available and reserved for issuance under all legacy Equity Incentive Plans of Pre-Merger TiVo (collectively, the “Assumed Plans”). Stock options assumed from the Assumed Plans generally have vesting periods of four years and a contractual term of seven years. Awards of restricted stock and restricted stock units assumed from the Assumed Plans are generally subject to a four-year vesting period. The number of shares subject to stock options and restricted stock unit awards outstanding under these plans are included in the tables below. Shares reserved under the Assumed Plans will be available for future grants.

As of September 30, 2022, there were 6.1 million shares reserved for future grants under both the 2020 EIP and the Assumed Plans.

A summary of the stock option activity is presented below (in thousands, except per share amounts):

	Options Outstanding
	Number of Shares Subject to Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at December 31, 2021	186	$25.41	3.69	$48.64
Options exercised	(2)	$15.21
Options canceled / forfeited / expired	(14)	$23.66
Balance at September 30, 2022	170	$25.69	3.25	—
Vested and expected to vest at September 30, 2022	170	$25.69	3.25	—
Balance at September 30, 2022	170	$25.69	3.25	—

Restricted Stock Awards and Units

Parent grants equity-based compensation awards from the 2020 EIP that permits the grant of restricted stock and restricted stock units (“restricted stock awards”) and similar types of equity awards to employees, officers, directors and consultants of the Company. Restricted stock awards are considered outstanding at the time of grant as holders are entitled to voting rights on Parent matters. Options and restricted stock awards granted under this plan generally have a term of ten years from the date of grant and vest over a four-year period. The vesting criteria for restricted stock awards and units is generally the passage of time or meeting certain performance-based objectives, and continued employment through the vesting period generally over four years.

Performance Awards and Units

Performance awards and units may be granted to employees or consultants based upon, among other things, the contributions, responsibilities and other compensation of the particular employee or consultant. The value and the vesting of such performance awards and units are generally linked to one or more performance goals or certain market conditions determined by the Company, in each case on a specified date or dates or over any period or periods determined by the Company, and may range from zero to 200 percent of the grant. For performance awards subject to a market vesting condition (“market-based PSUs”), the fair value per award is fixed at the grant date and the amount of compensation expense is not adjusted during the performance period regardless of changes in the level of achievement of the market condition.

Information with respect to outstanding restricted stock awards and units (including both time-based vesting and performance-based vesting) as of September 30, 2022 is as follows (in thousands, except per share amounts):

	Restricted Stock and Restricted Stock Units
	Number of Shares Subject to Time- based Vesting	Number of Shares Subject to Performance- based Vesting	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2021	4,689	252	4,941	$19.15
Employees transferred to IP Licensing business	(23)	—	(23)	$17.31
Awards and units granted	3,080	141	3,221	$16.59
Awards and units vested / earned	(1,447)	—	(1,447)	$18.60
Awards and units canceled / forfeited	(496)	—	(496)	$17.94
Balance at September 30, 2022	5,803	393	6,196	$18.05

Employee Stock Purchase Plans

Parent’s 2020 ESPP allows eligible employees to purchase shares of the Parent’s common stock at a discount through payroll deductions. The ESPP consists of up to four consecutive six-month purchase periods within a twenty-four-month offering period. Employees purchase shares each purchase period at the lower of 85% of the market value of Parent’s common stock at either the beginning of the offering period or the end of the purchase period.

As of September 30, 2022, there were 5.5 million shares reserved for grant under the Company’s 2020 ESPP.

The following table summarizes the stock-based compensation expense attributable to the Company’s operations for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue, excluding depreciation and amortization of intangible assets	$779	$525	$2,177	$1,377
Research and development	5,515	4,604	16,295	12,808
Selling, general and administrative	4,291	2,991	11,289	10,178
Total stock-based compensation expense	10,585	8,120	29,761	24,363
Tax effect on stock-based compensation expense	(17)	(55)	(80)	(163)
Net effect on net loss	$10,568	$8,065	$29,681	$24,200

Stock-based compensation expense categorized by various equity components for the three and nine months ended September 30, 2022 and 2021 is summarized in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Restricted stock awards and units	$10,001	$7,244	$27,370	$21,892
Employee stock purchase plan	584	854	2,391	2,409
Employee stock options	—	22	—	62
Total stock-based compensation expense	$10,585	$8,120	$29,761	$24,363

In addition, for the three months ended September 30, 2022 and 2021 $2.4 million and $2.0 million respectively, and for the nine months ended September 30, 2022 and 2021, $6.9 and $6.3 million, respectively, of stock-based compensation expense was recognized in operating results as part of the corporate and shared functional employees expenses allocation.

Stock-based compensation is measured at the grant date based on the estimated fair value of the award and is recognized as expense on a straight-line basis, net of estimated forfeitures, over the requisite service or performance period. Forfeitures are estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates. Historical data is used to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest.

Parent uses the closing trading price of its common stock on the date of grant as the fair value of awards of restricted stock units (“RSUs”), and performance stock units (“PSUs”) that are based on company-designated performance targets. For performance stock units that are based on market conditions, or market-based PSUs, fair value is estimated by using a Monte Carlo simulation on the date of grant. Parent uses the Black-Scholes option pricing model to determine the estimated fair value of options. The fair value of each option grant is determined on the date of grant and the expense is recorded on a straight-line basis. The assumptions used in the model include expected life, volatility, risk-free interest rate, and dividend yield. The Company estimates the grant-date fair value of stock options and stock to be issued under the ESPP using the Black-Scholes pricing model.

There were no stock options granted during the three and nine months ended September 30, 2022 and 2021, and the outstanding options are fully vested as of September 30, 2022.

The following assumptions were used to value the restricted stock units subject to market conditions granted during the period:

	April 2022	March 2021
Expected life (years)	3.0	3.0
Risk-free interest rate	2.8%	0.3%
Dividend yield	1.2%	1.0%
Expected volatility	40.9%	47.9%

The following assumptions were used to value the ESPP shares:

	March 2022	September 2021	March 2021
Expected life (years)	2.0	2.0	2.0
Risk-free interest rate	1.3%	0.2%	0.1%
Dividend yield	1.1%	0.9%	1.2%
Expected volatility	48.5%	52.0%	52.0%

NOTE 12 – INCOME TAXES

For the three months ended September 30, 2022, the Company recorded an income tax expense of $2.0 million on pretax loss of $399.7 million, which resulted in an effective tax rate of (0.5)%. The income tax expense for the three months ended September 30, 2022 was primarily related to foreign withholding taxes and state income taxes, partially offset by a tax benefit due to an impairment of goodwill.

For the nine months ended September 30, 2022, the Company recorded an income tax expense of $12.5 million on pretax loss of $450.7 million, which resulted in an effective tax rate of (2.8)%. The income tax expense was primarily related to foreign withholding taxes, state income taxes, and foreign income tax expense partially offset by a tax benefit due to an impairment of goodwill.

For the three months ended September 30, 2021, the Company recorded an income tax expense of $2.8 million on pretax loss of $44.8 million, which resulted in an effective tax rate of (6.3)%. The income tax expense for the three months ended September 30, 2021 was primarily related to foreign withholding taxes and foreign income taxes.

For the nine months ended September 30, 2021, the Company recorded an income tax expense of $8.2 million on pretax loss of $118.5 million, which resulted in an effective tax rate of (6.9)%. The income tax expense was primarily related to foreign withholding taxes and foreign and U.S. state income taxes.

As of September 30, 2022, gross unrecognized tax benefits increased $0.8 million to $9.2 million compared to $8.4 million as of December 31, 2021. This was included in long-term deferred tax and other long-term liabilities on the Condensed Consolidated Balance Sheets. Of this amount, $0.8 million would affect the effective tax rate if recognized. The Company is unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease.

It is the Company’s policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company recognized no interest and penalties related to unrecognized tax benefits for the three months ended September 30, 2022 and 2021, respectively. Accrued interest and penalties were zero as of both September 30, 2022 and December 31, 2021.

As of September 30, 2022, the Company’s 2017 through 2021 tax years are generally open and subject to potential examination in one or more jurisdictions. In addition, in the United States, any net operating losses or credits that were generated in prior years but not yet fully utilized in a year that is closed under the statute of limitations may also be subject to examination.

NOTE 13 – LEASES

The Company leases office and research facilities, data centers and office equipment under operating leases which expire through 2029. The Company’s leases have remaining lease terms of one year to seven years, some of which may include options to extend the leases for five years or longer, and some of which may include options to terminate the leases within the next 6 years or less. Leases with an initial term of 12 months or less are not recorded on the balance sheets; expense for these leases is recognized on a straight-line basis over the lease term. Variable lease payments are expensed as incurred and are not included within the lease liability and right-of-use assets calculation. As a practical expedient, the Company elected, for all office and facility leases, not to separate non lease components (e.g., common-area maintenance costs) from lease components (e.g., fixed payments including rent) and instead to account for each separate lease component and its associated non-lease components as a single lease component. As most of the leases do not provide an implicit rate, the Company generally, for purposes of discounting lease payments, uses its incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date.

The Company subleases certain real estate to third parties. The sublease portfolio consists of operating leases for previously exited office space. Certain subleases include variable payments for operating costs. The subleases are generally co-terminus with the head lease, or shorter. Subleases do not include any residual value guarantees or restrictions or covenants imposed by the leases. Income from subleases is recognized as a reduction to selling, general and administrative expenses.

The components of operating lease costs were as follows (in thousands):

	Three Months Ended, September 30,		Nine Months Ended, September 30,
	2022	2021	2022	2021
Fixed lease cost (1)	$5,133	$5,111	$15,057	$15,030
Variable lease cost	1,593	1,171	4,076	3,246
Less: sublease income	(2,293)	(2,051)	(7,105)	(7,397)
Total operating lease cost	$4,433	$4,231	$12,028	$10,879

(1) Includes short-term leases, which were immaterial.

Other information related to leases was as follows (in thousands, except lease term and discount rate):

	Three Months Ended, September 30,		Nine Months Ended, September 30,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,982	$5,190	$14,882	$15,501
ROU assets obtained in exchange for new lease liabilities:
Operating leases	$5,268	$78	$8,371	$3,556

	September 30, 2022	December 31, 2021
Weighted-average remaining lease term (years):
Operating leases	3.74	4.48
Weighted-average discount rate:
Operating leases	5.0%	4.9%

Future minimum lease payments and related lease liabilities as of September 30, 2022 were as follows (in thousands):

	Operating Lease Payments (1)	Sublease Income	Net Operating Lease Payments
2022 (remaining 3 months)	$3,907	$(1,881)	$2,026
2023	19,229	(7,618)	11,611
2024	16,929	(7,610)	9,319
2025	14,419	(7,386)	7,033
2026	6,424	(935)	5,489
Thereafter	2,823	—	2,823
Total lease payments	63,731	(25,430)	38,301
Less: imputed interest	(6,019)	—	(6,019)
Present value of lease liabilities:	$57,712	$(25,430)	$32,282

Less: current obligations under leases (accrued liabilities)	(15,969)
Noncurrent operating lease liabilities	$41,743

(1) Future minimum lease payments exclude short-term leases as well as payments to landlords for variable common area maintenance, insurance and real estate taxes.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Purchase and Other Contractual Obligations

In the ordinary course of business, the Company enters into contractual agreements with third parties that include non-cancelable payment obligations, for which it is liable in future periods. These arrangements primarily include unconditional purchase obligations to service providers. As of September 30, 2022, the Company’s total future unconditional purchase obligations were approximately $109.8 million.

Inventory Purchase Commitment

The Company uses contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate supply, the Company enters into agreements with its contract manufacturers that either allow them to procure inventory based on criteria as defined by the Company or that establish the parameters defining the Company’s requirements. A significant portion of the Company’s purchase commitments arising from these agreements consist of firm, non-cancelable and unconditional purchase commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule or adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of September 30, 2022, the Company had total purchase commitments for inventory of $3.2 million, of which $0.7 million was accrued in the Condensed Consolidated Balance Sheet.

Indemnifications

In the normal course of business, the Company provides indemnifications of varying scopes and amounts to certain of its licensees, customers, and business partners against claims made by third parties arising from the use of the Company's products, intellectual property, services or technologies. The Company cannot reasonably estimate the possible range of losses that may be incurred pursuant to its indemnification obligations, if any. Variables affecting any such assessment include, but are not limited to: the scope of the contractual indemnification obligation; the nature of the third party claim asserted; the relative merits of the third party claim; the financial ability of the third party claimant to engage in protracted litigation; the number of parties seeking indemnification; the nature and amount of damages claimed by the party suing the indemnified party; and the willingness of such party to engage in settlement negotiations. The Company has received requests for indemnification, but to date none has been material and no liability has been recorded in the Company’s financial statements.

As permitted under Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company believes, given the absence of any such payments in the Company’s history, and the estimated low probability of such payments in the future, that the estimated fair value of these indemnification agreements is immaterial. In addition, the Company has directors’ and officers’ liability insurance coverage that is intended to reduce its financial exposure and may enable the Company to recover any payments under the indemnification agreements, should they occur.

Contingencies

At each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of losses is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company is currently unable to predict the final outcome of lawsuits to which it may become a party and therefore cannot determine the likelihood of loss nor estimate a range of possible losses. An adverse decision in any such proceedings could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

The Company and its subsidiaries have been involved in litigation matters and claims in the normal course of business. In the past, the Company or its subsidiaries have litigated to enforce their respective patents and other intellectual property rights, to enforce the terms of license agreements, to determine infringement or validity of intellectual property rights, and to defend themselves or their customers against claims of infringement or breach of contract. The Company expects it or its subsidiaries will be involved in similar legal proceedings in the future, including proceedings to ensure proper and full payment of royalties by licensees under the terms of their license agreements.

Legal actions may harm the Company’s business. For example, legal actions could cause an existing licensee or strategic partner to cease making royalty or other payments to the Company, or to challenge the validity and enforceability of patents owned by the Company’s subsidiaries, or the scope of license agreements with the Company or its subsidiaries, or could significantly damage the Company’s relationship with such licensee or strategic partner and, as a result, prevent the adoption of the Company’s technologies by such licensee or strategic partner. Litigation could also severely disrupt or shut down the business operations of the Company or its subsidiaries, or licensees or strategic partners of the Company’s subsidiaries, which in turn would significantly harm ongoing relations with licensees or partners and cause the Company to lose royalty revenue.

The costs associated with legal proceedings are typically high, relatively unpredictable, and not completely within the Company’s control. These costs may be materially higher than expected, which could adversely affect the Company’s operating results and lead to volatility in the price of its common stock. Whether or not determined in the Company’s favor or ultimately settled, litigation diverts managerial, technical, legal, and financial resources from the Company’s business operations. Furthermore, an adverse decision in any legal actions could result in a loss of the Company’s proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from others, limit the value of the Company’s licensed technology or otherwise negatively impact the Company’s stock price or its business and consolidated financial results
.

NOTE 15 – RELATED PARTY TRANSACTIONS AND NET PARENT COMPANY INVESTMENT

The Condensed Consolidated Financial Statements have been prepared on a standalone basis and were derived from the consolidated financial statements and accounting records of Parent. The following disclosure summarizes activity between the Company and Parent, including the affiliates of Parent that were not part of the Separation.

Allocation of corporate expenses

Prior to Separation, the Condensed Consolidated Financial Statements included expenses for certain management and support functions which were provided on a centralized basis within Parent, as described in Note 1 – The Company and Basis of Presentation. These management and support functions include, but are not limited to, executive management, sales and marketing, finance, legal, information technology, employee benefits administration, stock-based compensation, treasury, risk management, procurement and other shared services. These allocations were made on a direct usage basis when identifiable, with the remainder allocated on a pro rata basis of billing, revenue, headcount or other measures of the Company and Parent. The amount of these allocations from Parent was $16.8 million, which included $0.8 million for depreciation expenses and $16.0 million for selling, general and administrative for the three months ended September 30, 2022, and $13.9 million, which included $1.3 million for depreciation expenses and $12.6 million for selling, general and administrative for the three months ended September 30, 2021.

The amount of these allocations from Parent was $47.6 million, which included $3.0 million for depreciation expenses and $44.6 million for selling, general and administrative for the nine months ended September 30, 2022, and $45.9 million, which included $3.4 million for depreciation expenses and $42.5 million for selling, general and administrative for the nine months ended September 30, 2021.

Management believes these cost allocations are a reasonable reflection of the utilization of services provided to, or the benefit derived by, the Company during the periods presented. The allocations may not, however, be indicative of the actual expenses that would have been incurred had the Company operated as a standalone public company. Actual costs that may have been incurred if the Company had been a standalone public company would depend on a number of factors, such as the chosen organizational structure, whether functions were outsourced or performed by Company’s employees, and strategic decisions made in areas such as selling, information technology and infrastructure.

Net Parent company investment

Net Parent company investment on the Condensed Consolidated Balance Sheets and Statements of Equity represents Parent’s historical investment in the Company, the net effect of transactions with and allocations from Parent and the Company’s accumulated deficit. Parent company investments after the date the Company began consolidating its financial results, as described in Note 1, are reported as net proceeds from Parent capital contributions on the Condensed Consolidated Statements of Cash Flows.

NOTE 16 - SUBSEQUENT EVENTS

Xperi Spin-off

On October 1, 2022, Xperi Holding (subsequently renamed to “Adeia Inc.”) completed the previously announced Spin-Off of Xperi in a transaction intended to be tax free for U.S. federal income tax purposes, which was accomplished by the distribution of 100% of the outstanding common stock of Xperi to Xperi Holding stockholders as of the close of business on September 21, 2022, the record date for the distribution. Xperi Holding stockholders received four shares of Xperi common stock for every ten shares of Xperi Holding common stock held at the close of business on the record date. Xperi is now an independent, publicly traded company, and on October 3, 2022, regular way trading of Xperi Inc.’s common stock commenced on the NYSE under the ticker symbol “XPER.”

Prior to the consummation of the Spin-Off, the Board of Directors and shareholder of the Company adopted and approved the 2022 Equity Incentive Plan (“the 2022 EIP”) and the 2022 Employee Stock Purchase Plan (“the 2022 ESPP”), which became effective on October 1, 2022, the effective date of the Spin-Off. Under the 2022 EIP, a total of 10,100,000 shares was reserved and may be issued in the form of incentive stock options, non-statutory stock options, restricted stock grants, performance awards, dividend equivalents, restricted stock units, stock payments and stock appreciation rights. Under the 2022 ESPP, a total of 5,000,000 shares was reserved and may be issued to Xperi employees who participate in the 2022 ESPP. The 2022 EIP and 2022 ESPP are filed as exhibits to the Company’s Registration Statement on Form 10 previously filed with the SEC and which became effective on September 19, 2022.

In connection with the Separation, the Company entered into several agreements with Adeia, including a separation and distribution agreement that sets forth certain agreements with Adeia regarding the principal actions taken to complete the Spin-Off, including the assets and rights transferred, liabilities assumed and related matters. It also sets forth other agreements that govern certain aspects of Adeia’s relationship with the Company following the Spin-Off. Other agreements that the Company and Adeia entered into that govern aspects of their relationship following the Separation include:

Tax Matters Agreement

The tax matters agreement (“Tax Matters Agreement”) governs the parties’ respective rights, responsibilities and obligations with respect to taxes, including taxes arising in the ordinary course of business, and taxes, if any, incurred as a result of the failure of the Distribution (and certain related transactions) to qualify for tax-free treatment for U.S. federal income tax purposes. The Tax Matters Agreement also sets forth the respective obligations of the parties with respect to the filing of tax returns, the administration of tax contests and assistance and cooperation on tax matters.

Employee Matters Agreement

The employee matters agreement (“Employee Matters Agreement”) governs each company’s respective compensation and benefit obligations with respect to current and former employees, directors and consultants. The Employee Matters Agreement identifies employees and employee-related liabilities (and attributable assets) allocated (either retained, transferred, and accepted, or assigned and assumed, as applicable) to Adeia and Xperi as part of the separation of Adeia into two companies, and describes when and how the relevant transfers and assignments occur.

Cross Business License Agreement

The cross-business license agreement (“CBLA”) sets forth the terms under which Adeia licenses to Xperi certain patents owned by Adeia or its affiliates that are necessary or useful in Xperi’s business. There are no restrictions preventing Adeia from establishing operations in entertainment-related products or services or on Xperi from establishing operations in intellectual property licensing activities after the separation.

Transition Services Agreement

The transition services agreement (“Transition Services Agreement”) sets forth the terms under which Xperi and its subsidiaries will provide to Adeia and its subsidiaries various services for a transitional period. The services to be provided include back office functions and assistance with regard to administrative tasks relating to day-to-day activities as needed, including finance, accounting and tax activities, IT services, customer support, facilities services, human resources, and general corporate support, as well as pass-through services provided by certain vendors.

Data Sharing Agreement

The data sharing agreement (“Data Sharing Agreement”) entered into between Adeia and Xperi provides a binding framework for the sharing of data between Xperi and its subsidiaries and Adeia and its subsidiaries. The Data Sharing Agreement sets forth the rights and obligations of the parties with respect to the retention and care of records, the handling of requests for information and the sharing of data in a legally compliant manner.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with our audited combined financial statements and notes thereto for the year ended December 31, 2021 included in the Form 10.

Management’s discussion and analysis of Xperi’s (“we”, “our” or “the Company”) historical financial condition and results of operations presented below is that of the product segment of Xperi Holding. The following refers to and should be read in conjunction with the consolidated financial statements and accompanying notes, which are included in this 10-Q filing. This management’s discussion and analysis has been included to help provide an understanding of Xperi’s financial condition, changes in financial condition and results of operations.

The consolidated financial information and results of operations that are discussed in this section relate to Xperi, without giving effect to the Internal Reorganization and Business Realignment that will occur in connection with the Separation and Distribution. The discussion in this section does not reflect Xperi as it will be constituted following the separation as a separate, publicly traded company holding Xperi Holding’s product business. As a result, the discussion does not necessarily reflect the expected financial position, results of operations and cash flows of Xperi following the separation or what Xperi’s financial position, results of operations and cash flows would have been had Xperi been an independent, publicly traded company during the periods presented.

The following discussion may contain forward-looking statements that reflect the plans, estimates and beliefs of Xperi. The words “plans,” “expects,” “will,” “anticipates,” “believes,” “intends,” “projects,” “estimates” or other words of similar meaning and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those set forth in the forward-looking statements.

Factors that could cause actual results or events to differ materially from those anticipated include the matters described under the sections entitled “Risk Factors,” “Business” and “Cautionary Statement Concerning Forward-Looking Statements” of the Form 10. We disclaim and do not undertake any obligation to update or revise any forward-looking statement, except as required by applicable law.

Key Metrics

In evaluating our financial condition and operating performance, we focus on revenue and cash flow from operations.

For the three months ended September 30, 2022 as compared to the three months ended September 30, 2021:

•
Revenue increased by $3.9 million, or 3%, from $117.7 million to $121.6 million. The change was primarily driven by an increase in minimum guarantee (“MG”) revenue in Consumer Electronics due to the timing and duration of MG contracts up for renewal and executed during the third quarter of 2022, and secondarily, higher settlements of license compliance audits. These increases were partially offset by a decrease in Pay-TV revenue.

For the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021:

•
Revenue increased by $5.0 million, or 1%, from $361.7 million to $366.7 million. The change was primarily attributable to increased Consumer Electronics revenue from the settlement of a contract dispute with a large mobile imaging customer and an increase in MG revenue due to the timing and duration of MG contracts up for renewal and executed during the first nine months of 2022, partially offset by declines in Pay-TV and Connected Car revenue.
•
Net cash from operating activities increased by $2.7 million resulting primarily from changes in our operating assets and liabilities and the timing of cash settlements of certain liabilities.

Business Overview

On December 18, 2019, Xperi Corporation (“Pre-Merger Xperi”) entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with TiVo Corporation (“Pre-Merger TiVo”) to combine in an all-stock merger of equals transaction (the “Mergers”). Immediately following the consummation of the Mergers on June 1, 2020 (the “Merger Date”), Xperi Holding Corporation (“Xperi Holding” or “Parent”), a Delaware corporation founded in December 2019 under the name “XRAY-TWOLF HoldCo Corporation,” became the parent company of both Pre-Merger Xperi and Pre-Merger TiVo.

Following the Mergers, Xperi Holding announced plans to separate into two independent publicly-traded companies (the “Separation”), one comprising its intellectual property (“IP”) licensing business and one comprising its product business. On October 1, 2022, Xperi Holding completed the separation and distribution (the “Spin-Off”) through a pro-rata distribution (the “Distribution”) of all of the outstanding common stock of its product-related business (“Xperi”, “we”, “our”, or the “Company”) to the stockholders of record of Xperi Holding as of the close of business on September 21, 2022, the record date (the “Record Date”), for the Distribution. Each Xperi Holding stockholder of record received four shares of Xperi common stock, $0.001 par value, for every ten shares of Xperi Holding common stock, $0.001 par value, held by such stockholder as of the close of business on the Record Date. Cash was paid in lieu of any fractional shares of Xperi common stock. Xperi Holding distributed 42,023,632 shares of Xperi common stock in the Distribution, which was effective on October 1, 2022. As a result of the Distribution, Xperi became an independent, publicly traded company and its common stock is listed under the symbol “XPER” on the New York Stock Exchange (“NYSE”). In connection with the Separation and the Distribution, Xperi Holding was renamed and continues as Adeia Inc. (“Adeia”) and also changed its stock symbol to “ADEA” on the Nasdaq Global Select Market. The Parent is referred to as “Xperi Holding” throughout this Form 10-Q as that was its name during all time periods presented.

Xperi is a leading consumer and entertainment technology company. We create extraordinary experiences at home and on the go for millions of consumers around the world, elevating content and how audiences connect with it in a way that is more intelligent, immersive and personal. Powering smart devices, connected cars, entertainment experiences and more, we have created a unified ecosystem that reaches highly engaged consumers, uncovering significant new business opportunities, now and in the future. Our technologies are integrated into billions of consumer devices and media platforms worldwide, driving increased value for partners, customers and consumers. We operate in one reportable business segment and currently group our business into four categories based on the markets served: Pay-TV, Consumer Electronics, Connected Car and Media Platform. Headquartered in Silicon Valley with operations around the world, we have approximately 2,100 employees and more than 35 years of operating experience.

COVID-19 Impact

The COVID-19 pandemic has had, and may continue to have, an adverse impact on our business. The impact to date has included periods of significant volatility in markets we serve, in particular the automotive and broad consumer electronics markets. Additionally, the pandemic has caused some challenges and delays in acquiring new customers and executing license renewals. These factors have negatively impacted our financial condition and results of operations, and may result in an impairment of our long-lived assets, including goodwill, increased credit losses and impairments of investments in other companies.

Our operations and those of our customers have also been negatively impacted by certain trends arising from the COVID-19 pandemic, including labor market constraints, shortage of semiconductor components and manufacturing capacities, and delays in shipments, product development and product launches. Moreover, the COVID-19 pandemic, its related impact, and United States federal, state and foreign government policies enacted to combat the pandemic have contributed to a recent rise of inflation that may increase the cost of our operations and reduce demand for our products and services and those of our customers, which may adversely affect our financial performance.

Our per-unit and variable-fee based revenue will continue to be susceptible to the volatility, labor shortages, supply chain disruptions, microchip shortages, high energy prices and inflation, and potential market downturns precipitated by the COVID-19 pandemic.

The impact of the pandemic on our overall results of operations remains uncertain for the foreseeable future. Further discussion of the potential impacts on our business from the COVID-19 pandemic is provided under the section entitled “Risk Factors” of the Form 10.

Basis of Presentation

For a detailed discussion of the basis of presentation, refer to “Note 1 – The Company and Basis of Presentation” of Notes to the Condensed Consolidated Financial Statements.

Results of Operations

Revenue

We derive the majority of our revenue from licensing our technology to customers. For our revenue recognition policy including descriptions of revenue-generating activities, refer to “Note 3 – Revenue” of the Notes to Condensed Consolidated Financial Statements.

The following table presents our historical operating results for the periods indicated as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenue:	100%	100%	100%	100%
Operating expenses:
Cost of revenue, excluding depreciation and amortization of intangible assets	26	27	24	24
Research and development	47	42	43	40
Selling, general and administrative	46	39	42	41
Depreciation expense	4	6	4	5
Amortization expense	14	24	13	23
Goodwill impairment	291	—	97	—
Total operating expenses	428	138	223	133
Operating loss	(328)	(38)	(123)	(33)
Other income (expense), net	—	—	—	—
Loss before taxes	(328)	(38)	(123)	(33)
Provision for income taxes	2	2	3	2
Net loss	(330)%	(40)%	(126)%	(35)%

Revenue (in thousands, except for percentages):

	Three Months Ended
	September 30, 2022	September 30, 2021	Increase/ (Decrease)	% Change
Revenue	$121,637	$117,732	$3,905	3%

The $3.9 million, or 3% increase in revenue for the three months ended September 30, 2022, compared to the same period in the prior year, was primarily driven by an increase in minimum guarantee (“MG”) revenue in Consumer Electronics due to the timing and duration of MG contracts up for renewal and executed during the third quarter of 2022, and secondarily, higher settlements of license compliance audits. These increases were partially offset by a decrease in Pay-TV revenue.

	Nine Months Ended
	September 30, 2022	September 30, 2021	Increase/ (Decrease)	% Change
Total revenue	$366,728	$361,738	$4,990	1%

The $5.0 million, or 1% increase in revenue for the nine months ended September 30, 2022, compared to the same period in the prior year, was primarily attributable to increased Consumer Electronics revenue from the settlement of a contract dispute with a large mobile imaging customer and an increase in MG revenue due to the timing and duration of MG contracts up for renewal and executed during 2022, partially offset by declines in Pay-TV and Connected Car revenue.

Cost of Revenue, Excluding Depreciation and Amortization of Intangible Assets

Cost of revenue, excluding depreciation and amortization of intangible assets, consists primarily of employee-related costs, royalties paid to third parties, hardware product-related costs, maintenance costs and an allocation of facilities costs, as well as service center and other expenses related to providing our technology solution offerings and NRE services.

Cost of revenue, excluding depreciation and amortization of intangible assets, for the three months ended September 30, 2022 was $31.4 million, as compared to $32.3 million for the three months ended September 30, 2021, a decrease of $0.9 million primarily attributable to lower hardware product-related costs due to a decline in hardware product sales in the three months ended September 30, 2022.

Cost of revenue, excluding depreciation and amortization of intangible assets, for the nine months ended September 30, 2022 was $85.7 million, as compared to $88.0 million for the nine months ended September 30, 2021, a decrease of $2.3 million primarily attributable to lower hardware product-related costs due to a decline in hardware product sales in the nine months ended September 30, 2022.

Research and Development

Research and development (“R&D expense”) is comprised primarily of employee-related costs, stock-based compensation expense, engineering consulting expenses associated with new product and technology development, product commercialization, quality assurance and testing costs, as well as costs related to information technology, patent applications and examinations, materials, supplies and allocation of facilities costs. All R&D expense is expensed as incurred.

R&D expense for the three months ended September 30, 2022 was $57.1 million as compared to $50.0 million for the three months ended September 30, 2021, an increase of $7.1 million. The increase was primarily due to employees hired in connection with the Vewd Acquisition in July 2022, as well as increased bonus expense driven by expected higher bonus percentage attainment.

R&D expense for the nine months ended September 30, 2022 was $158.6 million as compared to $144.4 million for the nine months ended September 30, 2021, an increase of $14.2 million. The increase was primarily due to increased hiring of employees, primarily due to the MobiTV Acquisition in May 2021 and the Vewd Acquisition in July 2022, as well as increased bonus expense driven by expected higher bonus percentage attainment.

Selling, General and Administrative

Selling expenses consist primarily of compensation and related costs for sales and marketing personnel engaged in sales and licensee support, marketing programs, public relations, promotional materials, travel, trade show expenses, and stock-based compensation expense. General and administrative expenses consist primarily of compensation and related costs for general management, information technology, finance personnel, legal fees and expenses, facilities costs, stock-based compensation expense, and professional services. Our general and administrative expenses, other than facilities-related expenses, are not allocated to other expense line items.

Selling, general and administrative expenses (“SG&A expenses”) for the three months ended September 30, 2022, were $56.7 million, as compared to $46.1 million for the three months ended September 30, 2021, an increase of $10.6 million. The increase was primarily due to transaction and integration costs related to the Vewd Acquisition, as well as an increase in bonus expense driven by expected higher bonus percentage attainment in the third quarter of 2022.

Selling, general and administrative expenses for the nine months ended September 30, 2022, were $156.9 million, as compared to $148.1 million for the nine months ended September 30, 2021, an increase of $8.8 million. The increase was primarily due to transaction and integration costs related to the Vewd Acquisition and an increase in bonus expense driven by expected higher bonus percentage attainment, partially offset by a reduction in provision for credit losses in the first nine months of 2022.

Depreciation Expense

Depreciation expense for the three months ended September 30, 2022 was $5.0 million, as compared to $6.5 million for the three months ended September 30, 2021, a decrease of $1.5 million. The decrease was primarily due to certain fixed assets becoming fully depreciated in the third quarter of 2022.

Depreciation expense for the nine months ended September 30, 2022 was $15.7 million, as compared to $17.1 million for the nine months ended September 30, 2021, a decrease of $1.4 million. The decrease was primarily due to certain fixed assets becoming fully depreciated in the third quarter of 2022.

Amortization Expense

Amortization expense for the three months ended September 30, 2022 was $16.6 million, as compared to $27.8 million for the three months ended September 30, 2021, a decrease of $11.2 million. The decrease was due to certain intangible assets becoming fully amortized in the fourth quarter of 2021, partially offset by new amortization expense as a result of the Vewd Acquisition in July 2022.

Amortization expense for the nine months ended September 30, 2022 was $46.2 million, as compared to $83.3 million for the nine months ended September 30, 2021, a decrease of $37.1 million. The decrease was due to certain intangible assets becoming fully amortized in the fourth quarter of 2021, partially offset by new amortization expense as a result of the Vewd Acquisition in July 2022.

As a result of previous mergers and acquisitions, we anticipate that amortization expenses will continue to be a significant expense over the next several years. See “Note 8— Goodwill and Identified Intangible Assets” of the Notes to Condensed Consolidated Financial Statements for additional detail.

Stock-based Compensation Expense

The following table sets forth our stock-based compensation (“SBC”) expense for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Cost of revenue, excluding depreciation and amortization of intangible assets	$779	$525	$2,177	$1,377
Research and development	5,515	4,604	16,295	12,808
Selling, general and administrative	4,291	2,991	11,289	10,178
Total stock-based compensation expense	$10,585	$8,120	$29,761	$24,363

Stock-based compensation awards include restricted stock awards and units, employee stock plan purchases and employee stock options. The increases in SBC expense for the three and nine months ended September 30, 2022, compared to the corresponding periods in 2021, were primarily a result of the vesting of stock award grants made in 2021 to increased employees resulting from the Mergers, the MobiTV Acquisition and certain insourcing activity.

Goodwill Impairment

During the three months ended September 30, 2022, indicators of potential impairment for the Product reporting unit of Xperi Holding were identified such that we concluded it was more-likely-than-not that goodwill was impaired and a quantitative interim goodwill impairment assessment should be performed as of September 30, 2022. Indicators of potential impairment included a sustained decline in Xperi Holding’s stock price during the second half of the third quarter of 2022 reflective of rising interest rates and continued decline in macroeconomic conditions. We proceeded to perform a fair value analysis of the Product reporting unit using the market capitalization approach. Under this approach, we estimated the fair value of the Product reporting unit as of September 30, 2022 using quoted market prices of Xperi’s common stock over its first ten trading days following the Separation, and a control premium representing the synergies a market participant would achieve upon obtaining control of Xperi. As a result of the fair value analysis, we recognized a goodwill impairment charge of $354.0 million during the three months ended September 30, 2022.

To the extent the trading price of our common stock declines below the average referred to above, we may conclude it is necessary to record further impairment to the value of our goodwill in future periods, and any such impairment could have a material impact on our consolidated financial statements.

We did not recognize a goodwill impairment charge in the three and nine months ended September 30, 2021.

Provision for Income Taxes

For the three months ended September 30, 2022, we recorded an income tax expense of $2.0 million on a pretax loss of $399.7 million, which resulted in an effective tax rate of (0.5)%. The income tax expense was primarily related to foreign withholding taxes and state income taxes, partially offset by a tax benefit due to an impairment of goodwill.

For the nine months ended September 30, 2022, we recorded an income tax expense of $12.5 million on a pretax loss of $450.7 million, which resulted in an effective tax rate of (2.8)%. The income tax expense was primarily related to foreign withholding taxes, state income taxes, and foreign income tax expense, partially offset by a tax benefit due to an impairment of goodwill.

For the three months ended September 30, 2021, we recorded an income tax expense of $2.8 million on a pretax loss of $44.8 million, which resulted in an effective tax rate of (6.3)%. The income tax expense was primarily related to foreign withholding taxes and foreign income taxes.

For the nine months ended September 30, 2021, we recorded an income tax expense of $8.2 million on a pretax loss of $118.5 million, which resulted in an effective tax rate of (6.9)%. The income tax expense was primarily related to foreign withholding taxes and foreign and U.S. state income taxes.

At September 30, 2022, our 2017 through 2021 tax years are generally open and subject to potential examination in one or more jurisdictions. In addition, in the U.S., any net operating losses or credits that were generated in prior years but not yet fully utilized in a year that is closed under the statute of limitations may also be subject to examination.

The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more-likely-than-not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified. After considering both positive and negative evidence to assess the recoverability of our net deferred tax assets, we determined that it was unlikely that we would realize our federal, certain state and certain foreign deferred tax assets given the substantial amount of tax attributes that will remain unutilized to offset reversing deferred tax liabilities. We intend to continue maintaining a full valuation allowance on our federal deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Release of the valuation allowance would result in the recognition of certain federal deferred tax assets and a decrease to income tax expense for the period the release is recorded. The exact timing and amount of the valuation allowance release depends on the level of profitability that we are able to achieve.

Segment Operating Results

In connection with the Separation, we evaluated our reportable segments and determined we have one reportable segment. Operating segments are defined as components of an enterprise for which separate financial information is available and that is evaluated on a regular basis by the chief operating decision-maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources and evaluating financial performance. Our Chief Executive Officer has been determined to be the CODM in accordance with the authoritative guidance on segment reporting.

Liquidity and Capital Resources

The following table presents selected financial information related to our liquidity and significant sources and uses of cash and cash equivalents as of and for the periods presented.

	As of
(in thousands, except for percentages)	September 30, 2022	December 31, 2021
Cash and cash equivalents	$180,118	$120,695
Current ratio	2.4	2.3

	Nine Months Ended
	September 30, 2022	September 30, 2021
Net cash from operating activities	$(11,333)	$(14,061)
Net cash from investing activities	$(61,097)	$(30,540)
Net cash from financing activities	$136,037	$63,188

Our primary sources of liquidity and capital resources are our cash on hand and cash provided by Parent. Cash and cash equivalents were $180.1 million at September 30, 2022, an increase of $59.4 million from $120.7 million at December 31, 2021. This increase resulted primarily from $52.8 million of net cash transfers from Parent and $83.2 million of net proceeds from Parent capital contributions, partially offset by $11.3 million in cash used in operating activities and $61.1 million in cash used in investing activities including the acquisition of Vewd in July 2022.

For information about our material cash requirements as of and for the year ended December 31, 2021, see “Liquidity and Capital Resources” in the Form 10. Other than the borrowing of $50.0 million in long-term debt in connection with the Vewd Acquisition, discussed in detail in “Cash Flows from Financing Activities” below, our cash requirements have not changed materially since December 31, 2021.

Cash Flows from Operating Activities

Net cash used by operations was $11.3 million for the nine months ended September 30, 2022, primarily due to our net loss of $463.2 million, partially offset by non-cash items of goodwill impairment charge of $354.0 million, depreciation of $15.7 million, amortization of intangible assets of $46.2 million, stock-based compensation expense of $29.8 million and $6.8 million in changes in operating assets and liabilities.

Net cash used by operations was $14.1 million for the nine months ended September 30, 2021, primarily due to our net loss of $126.7 million and $18.1 million in changes in operating assets and liabilities, partially offset by non-cash items of depreciation of $17.1 million, amortization of intangible assets of $83.3 million, stock-based compensation expense of $24.4 million and an increase in deferred income taxes of $3.5 million.

Cash Flows from Investing Activities

Net cash used in investing activities was $61.1 million for the nine months ended September 30, 2022, primarily related to capital expenditures of $10.5 million and $50.5 million of net cash used for the Vewd Acquisition.

Net cash used in investing activities was $30.5 million for the nine months ended September 30, 2021, primarily related to capital expenditures of $14.8 million, cash paid for intangible assets of $3.4 million and $12.4 million of net cash used for the MobiTV Acquisition.

Capital Expenditures

Our capital expenditures for property, plant, and equipment consist primarily of purchases of computer hardware and software, information systems, production and test equipment. During the nine months ended September 30, 2022 and 2021, we spent $10.5 million and $14.8 million on capital expenditures, respectively, and we expect capital expenditures in 2022 to be between $12.0 million to $15.0 million. These expenditures are expected to be financed with existing cash and cash equivalents. There can be no assurance that current expectations will be realized and plans are subject to change upon further review of our capital expenditure needs.

Cash Flows from Financing Activities

Net cash provided by financing activities was $136.0 million for the nine months ended September 30, 2022 consisting of $52.8 million of net transfers from Parent and $83.2 million of net proceeds from Parent capital contributions.

Net cash provided by financing activities was $63.2 million for the nine months ended September 30, 2021 due to net transfers from Parent.

Following the separation from Xperi Holding, our capital structure and sources of liquidity changed significantly from our historical capital structure and sources of liquidity. Subsequent to the separation, we no longer participate in cash management and funding arrangements managed by Parent. Xperi Holding capitalized us such that we carried an amount of cash and cash equivalents of over $180.0 million at the distribution date.

This cash and cash equivalents balance will be sufficient to support our operations, capital expenditures and income tax payments, in addition to any investments and other capital allocation needs, for at least the next 12 months.

Poor financial results, unanticipated expenses, unanticipated acquisitions of technologies or businesses or unanticipated strategic investments could give rise to additional financing requirements sooner than we expect. There can be no assurance that equity or debt financing will be available when needed or, if available, that such equity financing will be on terms satisfactory to us and not dilutive to our then-current stockholders or that debt financing will not impose significant restrictions on the operation of our business.

We plan to supplement this short-term liquidity, if necessary, with access to capital markets. Our access to capital markets may be constrained and our cost of borrowing may increase under certain business and market conditions, and our liquidity is subject to various risks including the risks identified in “Risk Factors” included in Item 1A of this Form 10-Q.

Long-Term Debt

In connection with the Vewd acquisition on July 1, 2022, we issued a senior unsecured promissory note (the “Promissory Note”) to the sellers of Vewd in the principal amount of $50.0 million. Our obligations under the Promissory Note are guaranteed by Xperi Holding prior to the Spin-Off. Indebtedness outstanding under the Promissory Note bears an interest rate of 6.00% per annum, payable in cash on a quarterly basis. If a certain qualified spin-off transaction occurs, the interest rate will be increased to the greater of (a) 6.00% and (b) the sum of (i) the highest interest rate payable under any credit facility or bonds, debentures, notes or similar instruments where we or any guarantor borrows money or guarantees obligations on a secured basis on or after the date of such spin-off transaction, plus (ii) 2.00%. The Promissory Note will mature on July 1, 2025. We may, at any time and on any one or more occasions, prepay all or any portion of the outstanding principal amount, plus accrued and unpaid interest, if any, under the Promissory Note without premium or penalty. In addition, the Promissory Note has mandatory prepayment provisions upon certain change of control or asset sale events.

At September 30, 2022, $50.0 million was outstanding under the Promissory Note with an annual interest rate of 6.0%. Interest is payable quarterly. Under the Promissory Note agreement, we are obligated to make a balloon principal payment of $50.0 million in 2025. The Promissory Note contains certain customary covenants, and as of September 30, 2022, we were in full compliance with such covenants.

Critical Accounting Policies and Estimates

Except as described below, there have been no significant changes to our critical accounting estimates as compared to those disclosed in “Critical Accounting Policies and Estimates” in the Form 10.

Valuation of Goodwill and Intangible Assets

We make judgments about the recoverability of intangible assets whenever events or changes in circumstances indicate that impairment may exist. If such facts and circumstances exist, we assess recoverability by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, we accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life. Such changes could result in impairment charges or higher amortization expense in future periods, which could have a significant impact on our operating results and financial condition.

We perform an annual review of the valuation of goodwill in the fourth quarter, or more often if indicators of impairment exist. Triggering events for impairment reviews may be indicators such as adverse industry or economic trends, restructuring actions, lower projections of profitability, or a sustained decline in our market capitalization. Evaluations of possible impairment and, if applicable, adjustments to carrying values require us to estimate, among other factors, future cash flows, useful lives, and fair market values of our assets. When we conduct our evaluation of goodwill, the fair value of goodwill is assessed using valuation techniques that require significant management estimates and judgment. Should conditions be different from management’s last assessment, significant impairments of goodwill may be required, which would adversely affect our operating results.

In performing the quantitative impairment test for goodwill, the fair value of the reporting unit is compared to its carrying amount. We utilize the market capitalization approach to determine the fair value of a reporting unit. Under the market capitalization approach, the fair value of a reporting unit is estimated based on the trading price of our stock as of the test date, or trading prices over a short period of time immediately prior or subsequent to the test date if such prices more reasonably represent the estimated fair value as of the test date, which is further adjusted by a control premium representing the synergies a market participant would achieve when obtaining control of the business. To the extent the trading price of our common stock declines in future periods as compared to the average trading price during the first ten trading days after the Separation, we may conclude it is necessary to record impairment to the value of our goodwill in future periods, and any such impairment could have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements

See “Note 2 – Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of our market risk, see Quantitative and Qualitative Disclosures About Market Risk in the Form 10.

Item 4. Controls and Procedures

Attached as exhibits to this Form 10-Q are certifications of Xperi’s Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Exchange Act. This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications and it should be read in conjunction with the certifications, for a more complete understanding of the topics presented.

Evaluation of Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the evaluation date). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the evaluation date that our disclosure controls and procedures were effective to provide reasonable assurance that the information relating to Xperi, including our subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to Xperi’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the last fiscal quarter covered by this Quarterly Report on Form 10-Q that materially affected or are reasonably likely to materially affect our internal control over financial reporting. As previously disclosed, we completed the Spin-Off on October 1, 2022 and our internal control process during the last fiscal quarter was part of the internal control of financial reporting process of Xperi Holding.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of our business, we are involved in legal proceedings. In the past, we have litigated to enforce the terms of license agreements, to determine infringement or validity of intellectual property rights, and to defend ourselves or our customers against claims of infringement or breach of contract. We expect to continue to be involved in similar legal proceedings in the future. Although considerable uncertainty exists, our management does not anticipate that the ultimate disposition of these matters will have a material adverse effect on our results of operations, consolidated financial position or liquidity. However, the ultimate liabilities could be material to our results of operations in the period recognized.

Item 1A. Risk Factors

Item 1A. of our Registration Statement on Form 10 that was declared effective by the Securities and Exchange Commission on September 19, 2022 contains risk factors identified by us, which are incorporated by reference into this Item 1A of Form 10-Q. Except as noted below and the completion of the Spin-Off on October 1, 2022, there have been no material changes to the risk factors we previously disclosed in the Form 10. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

We recorded a significant goodwill impairment charge in the third quarter of 2022. If we continue to experience impairment in goodwill and other intangible assets, we may be required to record significant charges to earnings in the future.

In addition to internal development, we intend to acquire additional businesses, technology and intellectual property through strategic relationships and transactions. We believe these strategic relationships and transactions will enhance the competitiveness and size of our current business and provide diversification into markets and technologies that complement our current business. Future transactions could be in the form of asset purchases, equity investments, or business combinations. As a result, we may have significant goodwill from such transactions and other intangible assets which are amortized over their estimated useful lives. We review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable or the useful life is shorter than originally estimated. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable or other intangible assets may not be recoverable include a decline in future cash flows, fluctuations in market capitalization, slower growth rates in our industry or slower than anticipated adoption of our products by our customers.

During the three months ended September 30, 2022, indicators of potential impairment for the Product reporting unit of Xperi Holding were identified such that we concluded it was more-likely-than-not that goodwill was impaired and a quantitative interim goodwill impairment assessment should be performed as of September 30, 2022. Indicators of potential impairment included a sustained decline in Xperi Holding’s stock price during the second half of the third quarter of 2022 reflective of rising interest rates and continued decline in macroeconomic conditions. We proceeded to perform a fair value analysis of the Product reporting unit using the market capitalization approach. Under this approach, we estimated the fair value of the Product reporting unit as of September 30, 2022 using quoted market prices of Xperi’s common stock over its first ten trading days following the Separation, and a control premium representing the synergies a market participant would achieve upon obtaining control of Xperi. As a result of the fair value analysis, we recognized a goodwill impairment charge of $354.0 million during the third quarter of 2022.

As we continue to review for factors that may affect our business which may not be in our control, we may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of goodwill and other intangible assets or equity investments is determined, resulting in an adverse impact on our business, financial conditions and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Exhibit Title

2.1*

Separation and Distribution Agreement by and between Adeia Inc. and Xperi Inc., dated October 1, 2022 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2022).

3.1

Amended and Restated Certificate of Incorporation of Xperi Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2022).

3.2

Amended and Restated Bylaws of Xperi Inc., adopted as of October 1, 2022 (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2022).

10.1

Tax Matters Agreement by and between Adeia Inc. and Xperi Inc., dated October 1, 2022 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2022).

10.2*

Employee Matters Agreement by and between Adeia Inc. and Xperi Inc., dated October 1, 2022 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2022).

10.3*

Cross Business License Agreement by and between Adeia Inc. and Xperi Inc., dated October 1, 2022 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2022).

10.4*

Transition Services Agreement by and between Adeia Inc. and Xperi Inc., dated October 1, 2022 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2022).

10.5

Data Sharing Agreement by and between Adeia Inc. and Xperi Inc, dated October 1, 2022 (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2022).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Schedules and certain portions of this exhibit have been omitted pursuant to Item 601(a)(5) and Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2022

XPERI INC.

By:	/s/ Robert Andersen
Robert Andersen Chief Financial Officer