Form 10-K
period 2022-12-31
Xperi Inc.
filed 2023-03-06
CIK 1788999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-41486

XPERI INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	83-4470363
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
2190 Gold Street, San Jose, California	95002
(Address of Principal Executive Offices)	(Zip Code)

(408) 519-9100

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	XPER	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐ No ☒

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public market for the registrant’s common stock, par value $0.01 per share. The registrant’s common stock began trading on the New York Stock Exchange on October 3, 2022.

The number of shares outstanding of the registrant’s common stock as of February 17, 2023 was 42,084,591.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for the registrant’s 2023 Annual Meeting of Stockholders will be filed with the Commission within 120 days after the close of the registrant’s 2022 fiscal year and are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

XPERI INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2022

Cautionary Statement Regarding Forward-Looking Statements

This annual report on Form 10-K (this “Annual Report”) contains forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” “may,” “intends,” “targets” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements that relate to our future revenue, product development, demand, acceptance and market share, growth rate, competitiveness, gross margins, levels of research, development and other related costs, expenditures, the outcome or effects of and expenses related to litigation and administrative proceedings, tax expenses, cash flows, our management’s plans and objectives for our current and future operations, the levels of customer spending or research and development activities, the impact of the COVID-19 pandemic and related events, the impact of any acquisitions on our financial condition and results of operations, general economic conditions, and the sufficiency of financial resources to support future operations and capital expenditures.

Although forward-looking statements in this Annual Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks, uncertainties, and changes in condition, significance, value and effect, including those discussed below under the heading “Risk Factors” within Part I, Item 1A of this Annual Report and other documents we file from time to time with the Securities and Exchange Commission (the “SEC”), such as our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report and are based on information currently and reasonably known to us. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report, other than as required by law. Readers are urged to carefully review and consider the various disclosures made in this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

PART I

Item 1. Business

Corporate Information

Our principal executive offices are located at 2190 Gold Street, San Jose, California 95002 USA. Our telephone number is +1 (408) 519-9100. We maintain a corporate website at xperi.com. The reference to our website address does not constitute incorporation by reference of the information contained on this website. Xperi, the Xperi logo, TiVo, the TiVo logo, DTS, the DTS logo, Ergo, FotoNation, DTS HD, DTS Audio Processing, DTS:X Ultra, DTS Virtual:X, DTS Headphone:X, DTS Play Fi, DTS:X, DTS AutoSense, DTS AutoStage, and HD Radio are trademarks or registered trademarks of Xperi Inc. or its affiliated companies in the United States and other countries. All other company, brand and product names may be trademarks or registered trademarks of their respective companies.

Overview

On October 1, 2022 (the “Distribution Date”), the spin-off (the “Spin-Off” or the “Separation”) of the product business of Adeia Inc. (formerly known as Xperi Holding Corporation) (“Adeia” or the “Former Parent”) into Xperi Inc. (“we”, “our”, the “Company” or “Xperi”), a wholly owned subsidiary of Adeia, was completed. The Spin-Off was achieved through our Former Parent's distribution (the “Distribution”) of 100% of the shares of Xperi’s common stock to holders of our Former Parent’s common stock as of the close of business on the record date of September 21, 2022 (the “Record Date”). Each Adeia stockholder of record received four shares of Xperi common stock for every ten shares of Adeia common stock held on the Record Date. Following the Distribution, we became an independent, publicly-traded company with our common stock listed under the symbol “XPER” on the New York Stock Exchange (“NYSE”), and our Former Parent retains no ownership interest in Xperi.

In connection with the Spin-Off, we entered into a Separation and Distribution Agreement and several other agreements with our Former Parent to effect the Spin-Off and provide a framework for our relationship with our Former Parent after the Spin-Off. In addition to the Separation and Distribution Agreement, the other principal agreements entered into with our Former Parent include a Tax Matters Agreement, a Transition Services Agreement, an Employee Matters Agreement, a Cross Business License Agreement, and a Data Sharing Agreement. For additional information, see Note - 1 to our consolidated financial statements.

We are a leading consumer and entertainment technology company. We believe we create extraordinary experiences at home and on the go for millions of consumers around the world, elevating content and how audiences connect with it in a way that is more intelligent, immersive and personal. Powering smart devices, connected cars, entertainment experiences and more, we have created a unified ecosystem that reaches highly engaged consumers, uncovering significant new business opportunities, now and in the future. Our technologies are integrated into consumer devices and media platforms worldwide, driving increased value for partners, customers and consumers. We operate in one reportable business segment and currently group our business into four categories based on the markets served: Pay-TV, Consumer Electronics, Connected Car and Media Platform. Headquartered in Silicon Valley with operations around the world, we have approximately 2,100 employees and more than 35 years of operating experience.

Impact of the COVID-19 Pandemic

Please refer to the “Risk Factors” and Executive Summary section of Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” for information concerning the continuing effect of the COVID-19 pandemic and related macroeconomic conditions on our business.

Market Opportunity

Consumer preferences and behavior around media consumption are undergoing a significant transformation, driven by new platforms for content delivery, greater availability of diverse content, and an increase in time spent consuming video content. Video content delivery is rapidly shifting from linear broadcast to over-the-top (“OTT”) platforms, impacting not just how users consume content, but also the ad-supported programming ecosystem. Our technologies sit on the forefront of this transformation, enhancing consumer experiences where consumers spend their time the most – in their homes and in their cars.

Our technologies not only enhance user experiences, but also enable partners across the entire ecosystem to participate in the evolving content delivery value chain.

•
Shift to OTT and Streaming: OTT has rapidly become a mainstream content delivery mechanism through a wide variety of providers such as Netflix, Disney+ and YouTube. OTT media now accounts for 38% of weekly video viewing for adults ages 18 and older. Proliferation of OTT has created demand for a new generation of entertainment products that are centered on the OTT viewing experience. Consumers are increasingly looking for solutions that allow them to navigate across the fragmented and complex entertainment landscape of OTT content.
•
OTT Advertising Monetization: The shift to OTT has not only impacted user needs for entertainment devices, but also disrupted the ad-based programming model that was centered on linear TV programming. While delivering ad-based programming to OTT audiences has presented new challenges, it has also created opportunities for advertisers to deliver customized, highly relevant, and targeted ad content to a critical and growing demographic. There is a new set of industry participants that are looking for ways to monetize the ad-based ecosystem, including consumer electronics manufacturers, OEMs, and others that have historically not participated in the OTT value chain. Thus, we believe there is a significant market opportunity for tools that enable OEMs to monetize their products through recurring revenue streams across the lifecycle of the device rather than just a one-time monetization opportunity at the point-of-sale.
•
Marked Need for An Independent Media Platform: Close to half of Smart TVs each year are shipped into Western Europe and North America by leading electronics manufacturers who lack the scale required to support the technology, content, and monetization requirements of a streaming media platform. This creates a unique opportunity for an independent media platform that allows Smart TV OEMs to brand the experience, retain customer ownership, and participate in the long-term monetization throughout the typical 5-year lifecycle of TV ownership.
•
Increasing Consumption of Video Content: Average weekly video viewing has increased 10%, from 40 hours per week in 2015 to 44 hours per week in 2020, driven by a number of factors, including increased availability of content catering to various consumer tastes and preferences, new platforms for consumption such as personal devices (e.g., mobiles and tablets), and disruption from the COVID-19 pandemic. Consumers are increasing their spend on entertainment devices that deliver superior experiences and simplify the consumption of content across multiple platforms and devices. Omdia S.A. estimates revenues from the shipment of these platforms and devices in North America alone (including TVs, Smartphones, Tablets and PCs, Streaming Media Players, connected Blu-Rays players, and Video Game consoles) are expected to surpass $190 billion in 2023 and continue to grow by 3% year-over-year to 2025.
•
Growing Connectivity in Cars and the Future of Semi-Autonomous and Autonomous Vehicles: As the automobile dashboard interface becomes more integral to the in-car experience, purchasing a car for its infotainment capabilities starts to move up the list of purchase considerations for car buyers. A McKinsey survey reported that 37% of consumers state they are eager to switch to cars with increased connectivity and nearly half of high-end auto consumers express an interest in exploring the digital capabilities of their new cars. Autonomous and semi-autonomous driving technologies have made significant progress over the last several years and passenger cars are increasingly being fitted with autonomous driving features. If autonomous driving technologies become mainstream, the automobile will become a more common place for media consumption. Over time, we believe consumers will place significant importance on the quality of media delivery and will expect the quality of delivery in the car to be comparable to that of their living room.
•
Increasing Use of “Smart” Devices: Consumers have long relied on smartphones enabled with virtual assistants, talk-to-text, and other intelligent features, and increasingly want other home devices (as well as their automobiles) to be enabled with similar smart capabilities. “Smart” devices have created attractive opportunities to deliver personalized content discovery and highly differentiated experiences in the car, on par with consumers’ home media devices.
•
New Use Cases for Edge AI Computing: Artificial intelligence and machine learning (“AI/ML”) based technologies are finding new use cases in consumer devices and technologies at a rapid rate. Similar to consumer reliance on smart phones, consumers increasingly expect their smart speakers, virtual assistants, security cameras, and other devices to learn user behavior and adapt to it. However, consumer privacy and data protection are critical features that limit the ability to transfer personal data from the device to the cloud for computing, and such transfers are further limited by challenges such as low bandwidth and unreliable connectivity. AI/ML based technologies need to be built directly into consumer devices to address security and data concerns and deliver the experience users expect. The shift toward edge-based device capabilities is creating a potential opportunity for semiconductor components that are AI/ML capable, have low power requirements, and can be produced at reasonable cost.

Strategy

Our business focuses on creating extraordinary experiences at home and on the go for millions of consumers around the world, elevating content and how audiences connect with it, in a way that is more intelligent, immersive, and personal:

•
Pay-TV: We transform the traditional television user experience from linear multichannel video programming distributors (“MVPD”) with cloud-based DVRs into an immersive, intuitive, and hyper-personalized experience. Our iconic user experience, with enhanced imagery and relevant, personalized recommendations, enables consumers to navigate to the entertainment they love in an enjoyable and engaging experience.
•
Consumer Electronics: Our technologies enable clear, bright visuals and immersive sound, across nearly all platforms people listen, watch and play – at the movies, throughout the home and on the most popular mobile devices and gaming platforms. We continue to develop our machine-learning capabilities through our Perceive subsidiary which delivers datacenter-class accuracy and performance to edge-based devices at ultra-low power, performing tasks such as face recognition and audio/video event detection.
•
Connected Car: We seek to transform the automotive experience by bringing high-quality multimedia and personalization to the connected car. We immerse drivers in more of their favorite audio content, with crystal-clear, subscription-free digital radio. Our products are designed to give drivers confidence, as vehicles with our AI-powered in-cabin sensing solutions improve the safety, comfort, and security of everyone in the car. With autonomous vehicles pushing consumer expectations higher, we are innovating to create the dashboard of the future, accommodating more types of entertainment, from video to gaming and more.
•
Media Platform: We are uniquely positioned as an independent media platform that allows Smart TV OEMs to brand the experience, retain customer ownership and generate recurring revenues by participating in monetization throughout the approximate 5 year lifecycle of TV ownership. Our platform creates high viewer engagement with an unbiased, content-first user experience where Hybrid TV and streaming services integrate in a personalized way that makes it easy to find, watch and enjoy content across siloed ecosystems. We endeavor to connect advertisers and entertainment producers to audiences they cannot as easily reach on other platforms. Our unique footprint includes millions of traditional, linear TV households, where we deterministically capture viewership data throughout the home, as well as anyone streaming from our ad-supported content network. By creating an environment where users search less and watch more, we enable content producers to grow their audiences, and consumer brands to increase exposure to their marketing campaigns over time.

Pay-TV

Pay TV

Transforming the traditional television user experience from linear program distribution with digital video recording to a modern content discovery platform that breaks down content silos and boundaries, creating a unified media experience that enables unprecedented end user engagement

IPTV Solutions

Our most advanced platform, offering a fully-integrated cloud-based solution that powers the TiVo client software which operates on STBs in consumer homes, as well as applications that operate on third party software platforms, such as iOS, Android, and BYOD streaming devices that power tablets, smartphones and streaming devices

TV as a Service IPTV Program

Electronic Program Guides

Interactive Program Guide (IPG) offering, available in HD, which includes intuitive, easy-to-use TV listings navigation plus integrated VOD and DVR capabilities

Personalized Content Discovery, Natural Language Voice and Insights

Provides service providers, content owners and applications, CE device manufacturers and application/service developers a way to enable their customers to quickly find, discover and access content across linear broadcast television, VOD, DVR, and OTT sources

Video Metadata

A comprehensive metadata library covering television, sports, movies, celebrities, books, and video games

Pay TV Features

Video on demand	Start over	Catch up
Pay Per View	Aggregation of content	Network DVR

Our Pay-TV business delivers a range of User Experience (UX) solutions servicing Pay-TV operators on a worldwide basis with products that address the evolving user experience around TV content consumption, creating a truly unified media experience. We integrate virtual channels of internet-delivered video directly into the consumer’s primary video consumption platform to provide universal search, discovery, and consumption regardless of where the content originates. Our solutions make it easy for consumers to find, watch, and enjoy content. The following are some of the key solutions we license to operators.

Electronic Program Guides Electronic Program Guides is our interactive program guide offering that includes intuitive, easy-to-use TV listings navigation plus integrated video-on-demand (VOD) and digital video recorder (DVR) capabilities.

Our UX Solutions:

•
allow service providers to customize certain elements of the interactive program guide for their customers and to upgrade the programming features and services they offer;
•
provide content producers with a platform for monetizing their content;
•
allow viewers to build their own entertainment bundle to truly personalize their experience with current and future program information; and
•
are compatible with service providers’ linear, network DVR, Start-Over/Catch-Up subscription management, pay-per-view (PPV) and VOD services.

Our UX Solutions may include advertising and we typically share a portion of the advertising revenue with the service provider. Advertising revenue tied to our UX Solutions is included in the Media Platform category described below.

IPTV Solutions The TiVo internet protocol television (IPTV) Service is our most advanced platform, offering a fully integrated, cloud-based solution that powers the TiVo client software which operates on set-top-boxes in consumer homes, as well as applications that operate on third-party software platforms such as iOS and Android that power tablets, smartphones, and bring-your-own-device (BYOD) streaming devices. Our IPTV solution supports multiple services and applications, such as TV programming, broadband OTT video content, digital music, photos and other media experiences. Our latest generation UX, includes a new look and feel, and our latest IPTV platform integrates all of our most advanced technologies and solutions, including advanced cross-platform conversational voice search, personalized recommendations, predictions and insights, rich video metadata, robust data collection and new back-office capabilities.

TV as a Service IPTV Program We offer a Managed IPTV Service that is a customizable, cloud-enabled, end-to-end streaming video solution that enables operators to quickly launch a branded, fully compliant, full-featured Pay-TV service that leverages devices such as Apple TV, Android TV, and Amazon Fire TV.

Our Managed IPTV Service enables broadband operators, 5G network providers and cable operators to offer TV-as-a-service without having to invest in video head-end infrastructure or end-user set-top-boxes. Our TV as a Service IPTV solution includes a full cable programming lineup with local channels, DVR, recommendations, Dynamic Ad Insertion and more, all with the same ease as signing up for and using top streaming services.

Video Metadata Our metadata products are a critical component of delivering an interactive entertainment experience. We offer one of the industry’s most comprehensive metadata libraries, covering television, sports, movies, digital-first, celebrities, books, and video games. Our focus on quality, robustness and consistent international depth has made us a recognized leader in entertainment metadata services worldwide.

Customers typically pay us a monthly or quarterly licensing fee for the rights to use our metadata, receive regular updates, and integrate metadata into their own service.

Personalized Content Discovery, Natural Language Voice and Insights Personalized Content Discovery with conversation services provides our customers with a way to enable their customers (the device user) to quickly find, discover and access content across linear broadcast television, VOD, DVR, and OTT sources. The ongoing investment in our Personalized Content Discovery platform enables us to provide some of the most advanced capabilities in media personalization, prediction, and voice search. The advanced algorithms of our technology understand the nature and relationship of content information and the context surrounding a user’s behavior to deliver an advanced personalized content discovery experience. Our natural language voice solution, when combined with our advanced search and recommendations technology, enables a conversational interaction between a viewer and their content experience. Engagement behaviors are then analyzed and optimized, thereby providing our customers with the ability to continuously engage and improve the consumer experience, with the ultimate goal of reducing churn.

Legacy TiVo DVR Subscriptions We offer a direct-to-consumer retail TiVo subscription in North America. The TiVo Service Platform includes a modular front-end that allows the basic platform to be used by hardware manufacturers to build set-top-boxes that support digital and analog broadcast, cable, internet TV, OTT and VOD services. Consumers purchase TiVo DVRs and companion TiVo Mini whole-home devices for a user experience upgrade to the set-top-box experience provided by a standard cable service.

Customers typically pay us a per-subscriber or per-device fee. Our search and recommendation solutions are widely deployed with many leading Pay-TV service providers including Charter Communications Inc. and Vodafone Group plc.

UX Business Operations and Technical Support Our UX Business has technical support and certification operations to support our products:

•
we provide training, technical support and integration services to Pay-TV service providers who license our products;
•
we operate the internet-based services required for our service offerings including data delivery, search, recommendation, advertising, device management and media recognition;
•
we provide broadcast delivery of television programming data and advertising to UXs on TVs and set-top-boxes in major European markets and in Japan, and in North America, we deliver similar programming and advertising data via the internet;
•
we support our customers with porting and engineering services to ensure our interactive program guides and DVRs operate properly; and
•
we provide customer care for UX and DVR customers to resolve data, advertising, and consumer functional issues.

Consumer Electronics

Consumer Electronics

Innovative audio and media technology for consumer devices that enhance how people consume entertainment in the home and on the go

IMAX Enhanced
Delivers the IMAX cinema experience in the home coupled with DTS:X audio technology

Perceive
Perceive's Ergo chip and associated software delivers datacenter class accuracy and performance at ultra-low power, performing tasks such as face recognition, audio and video event detection

DTS Electronic Image Stabilization
Eliminates effect of hand jitter and flight navigation vibration (drones, activity cameras)

DTS Clear Voice
Advanced audio input processing technology for live game play

DTS:X®
Flagship object- based audio decoder

DTS:X Ultra™
Designed for gaming and XR experiences

DTS Headphone:X®
Includes integrated surround sound technology and DTS decoder

DTS HD® Master Audio
Advanced surround sound decoder

DTS Play Fi®
A smart audio platform for wireless streaming of music

Our Consumer Electronics business provides technology solutions delivered to our customers to enhance their entertainment experience in the home and on-the-go. Below are some of the key solutions we license:

Home and Mobile Audio Solutions Our solutions consist of premier audio technology for high-definition entertainment experiences. Our DTS codec is designed to enable recording, delivery and playback of immersive high-definition audio and is incorporated by customers around the world into an array of consumer electronics devices. We provide products and services to entertainment media ecosystem partners such as motion picture studios, game developers and other content creators to facilitate the inclusion of compelling, realistic DTS-encoded audio within their content. The incorporation of our solutions into consumer end devices allows consumers to experience immersive and compelling audio wherever they choose to enjoy it. Home and mobile devices that incorporate DTS audio codec technology include TVs, PCs, smartphones, tablets, set top boxes, video game consoles, Blu-ray Disc players, audio/video receivers, soundbars, wireless speakers and home theater systems. We also offer DTS post-processing audio solutions designed to enhance the entertainment experience for users of consumer electronics devices, particularly those subject to the physical limitations of smaller speakers, such as TVs, PCs and mobile devices. DTS has been an exclusive licensing partner of IMAX Corporation for IMAX Enhanced since 2017. Through the IMAX Enhanced licensing program, consumers worldwide with best-in-class certified devices are able to experience IMAX’s expanded aspect ratio features and immersive DTS Sound on IMAX Enhanced content. In addition, our DTS Play-Fi technology leverages our audio and technology expertise to enable a variety of high-quality audio playback options across wireless speakers, set-top-boxes, TVs and mobile devices.

Our immersive audio solutions, such as DTS-HD and DTS:X, empower content creators to deliver more compelling content and are supported by major Hollywood studios, many cinema operators in the United States and Asia, and leading streaming service providers in the United States, Europe and Asia. We have licensed our audio technologies and related trademarks to substantially all the major consumer electronics product manufacturers worldwide. These customers include Denso, Harman, Hisense, LG, Microsoft, Panasonic, Samsung, Sony, and others.

Typically, our audio technologies are delivered as software code on integrated circuit (IC) chips. We license a defined and limited set of rights to incorporate our technology onto IC chips, and the IC manufacturers deliver these chips to our customers, the consumer electronics product manufacturers.

We have devoted significant time and resources to develop a broad range of solutions with key partners including Amlogic, Analog Devices, Cadence, Cirrus Logic, Mediatek, NXP, Qualcomm, Realtek, Synaptics, Texas Instruments, and others.

Perceive

In the machine learning area, our Perceive subsidiary delivers silicon and software solutions for edge inference. Perceive’s Ergo family of chips and associated software deliver breakthrough innovation – the ability to run datacenter-class AI models at the edge, delivering accuracy and high performance at ultra-low power, performing a wide range of tasks such as object detection, face recognition and audio/video event detection. These solutions enable efficient AI inference, reducing or eliminating the need to send data to the cloud, and are expected to have initial market applications in power sensitive electronic devices.

Connected Car

We group our Connected Car business into three main categories based on the products delivered to our customers: HD Radio, DTS AutoStage, and DTS AutoSense.

HD Radio HD Radio is the only digital terrestrial broadcast system approved by the FCC for AM/FM radio in the United States, offering additional channels, crystal-clear sound and advanced data services with no subscription fees. HD Radio enables a high-quality in-vehicle radio experience with innovative features and digital capabilities such as real time traffic and weather updates.

HD Radio is supported by more than 2,400 radio stations, including 98 of the top 100 most listened-to stations in the United States, and is incorporated into vehicles from Acura, Audi, BMW, Ford, Honda, Hyundai, Tesla, and Toyota, among many others.

DTS AutoStage DTS AutoStage is a comprehensive automotive infotainment offering, integrating our DTS premium audio solution, TiVo video platform, leading metadata capabilities, and legendary search and discovery algorithms to provide a vastly improved in-cabin entertainment experience. DTS AutoStage is a global system that enables car makers to use a single platform to deliver an enhanced infotainment experience for connected cars. Daimler launched the first series of automobiles featuring the DTS AutoStage platform in September 2020.

DTS AutoSense Built upon our legacy as a pioneer in computational imaging solutions, DTS AutoSense includes driver monitoring systems (“DMS”) and occupant monitoring systems (“OMS”) to enable a full suite of detection and analysis products to enhance safety for automakers. These technologies enable state-of-the-art attentiveness assessment and fatigue detection for the driver as well as in-cabin monitoring and customization options.

International agencies that publish automotive safety ratings are increasingly requiring in-cabin sensing solutions to award automakers higher safety ratings. To meet these requirements, DTS AutoSense is dedicated to enhancing the safety of passengers and drivers. DTS AutoSense uses a single camera and leverages our more than 20 years' experience with image processing and artificial intelligence. The solution’s advanced computer vision and machine learning techniques enable vehicles to sense, in real time, the presence of occupants and objects (for example, a laptop accidentally left in the vehicle). The technology can also enable personalization of infotainment recommendations, such as playlists, content, volume of music, choice of radio station options, in-cabin temperature adjustments or any setting that can be adapted to a user’s specific taste. BMW launched the first automobiles with DTS AutoSense in 2021.

Media Platform

Media Platform

TiVo Stream OS (our proprietary operating system) platform, and the devices connected to that platform monetized through ad supported content, SVOD and MVPD services, ad placements on the home screen, branded buttons on remotes, data licensing and off-platform ads

Platform

TiVo Stream OS

TiVo Stream OS powers the end user experience on the TiVo Stream 4K device and is being developed into a Linux-based OS platform for Smart TVs, other consumer electronic platforms and ultimately in cars. TiVo Stream OS provides a seamless integration of local TV, free ad-based TV and the most popular AVOD and SVOD OTT services

Devices

TiVo Stream 4K

TiVo Stream 4K is a consumer streaming device that presents content, including movies, TV and user generated video, in a single experience with more end user customization to control their entertainment bundles

Planned:

TVs (2023/2024)

Connected Cars

TiVo | WHAT TO WATCH
TV Shows on Now
Sports on Now

Monetization

Ad Supported Content

Ad inventory on services such as TiVo+ and certain third-party AVOD services

SVOD & MVPD

Revenue shared by SVOD and vMVPD services on new user subscriptions activated or reactivated through the TiVo platform

Home Screen

Ad placements on our TiVo Stream 4k and ultimately TiVo OS home screen by streaming services, studios and other consumer brands

Data Licensing

Fees from advertisers, advertising agencies and networks to license data generated from our TiVo platforms to inform their ad buying decisions

Off-platform Ads

Xperi will take Household IDs from the TiVo platform and use them to target on other media sources

Media Platform provides a means to monetize our solutions as consumers find, watch, and enjoy their favorite media entertainment on connected devices. We license proprietary streaming middleware solutions that connect advertisers and entertainment producers to audiences they cannot as easily reach on other platforms due to our content-first user experience that monetizes live and streaming TV. Our unique footprint includes millions of linear TV households, where we capture viewership data throughout the home, as well as anyone streaming from our ad-supported content network.

Media Platform includes the recently acquired Vewd Smart TV video app framework and core middleware solution, the TiVo OS, consumer devices that leverage the TiVo OS (TiVo Stream 4K), future consumer devices that leverage the TiVo OS (connected TVs and connected cars), and the monetization of TiVo OS.

Platform - TiVo OS

TiVo OS drives industry-leading consumer engagement by delivering rich metadata, personalization, natural language understanding and voice control, and content integration services. TiVo OS provides industry-leading content recommendations based on AI-defined insights encouraging consumers to continually discover their next new favorite. TiVo OS uniquely brings services from long-time partners such as Disney, Sling, and YouTube TV, among others, and seamlessly integrates local TV, free ad-supported TV ("FAST") and the most popular Ad-supported Video on Demand (“AVOD”), Subscription Video on Demand (“SVOD”), and virtual Multichannel Video Programming Distributor (“vMVPD”) services. As the TiVo OS footprint increases, the inventory of FAST and AVOD services such as our own TiVo+ network increases and provides a robust opportunity to monetize this unique, connected TV advertisement inventory.

Devices – TiVo Stream 4K

TiVo Stream 4K is a best-in-class streaming media player that currently leverages components of TiVo OS with market-leading networking, video and sound technologies to provide a powerful hardware platform on which TiVo OS can operate to upgrade any screen with an HDMI connection to a smart, connected device. TiVo Stream 4K is sold via online and traditional retail channels as well as through broadband partners seeking to provide a vMVPD service and streaming media player bundled offerings to their customers.

Devices – TiVo OS for TV

TiVo OS for TV is a Linux-based Smart TV operating system that leverages TiVo OS technologies, features, and capabilities. We expect the TiVo OS platform for Smart TVs to launch in 2023. TiVo OS for TVs will be licensed as a software-as-a-service to consumer electronic OEMs and will include the right to monetize all or part of the end-user content engagement over the life of the product. For Tier 2 and Tier 3 Smart TV OEMs, TiVo OS will provide a platform to participate in the fast-growing connected TV monetization value chain with scale and cross-platform end-user insight not available to OEMs on a standalone basis.

Monetization - TiVo OS

TiVo OS is primarily monetized through video or display advertisement impressions; subscription VOD, pay TV service bounties, and revenue shares; TV viewership data licensing; off-platform connected TV ads; and other opportunities on device clients that connect to and leverage TiVo OS.

As the platform scales, we expect to monetize through the following vehicles:

•
Ad Supported Content: The sale of ad inventory on services, including our own TiVo+ and certain third-party AVOD services.
•
SVOD and MVPD Services: Revenue shared by SVOD and virtual MVPD services on new user subscriptions activated or re-activated through our OS platform.
•
Home Screen Ad Placements: Ad placements on the TiVo OS platform’s home screen by streaming services, studios, and other consumer brands.
•
Data Licensing: Revenue from advertisers, advertising agencies, and networks to license data generated from TiVo platforms to inform their ad buying decisions.
•
Off-Platform Ads: Household identifications taken from the TiVo OS platform and used to target other media sources.

Monetization – TV Viewership Data

We offer TV viewership data with program airing data for millions of households. Broadcasters, MVPDs, content producers, advertising agencies and advertisers use our TV viewership data, alone or in combination with third-party data sources utilizing industry-leading data safe havens, to target promotions and advertising directly, or through third-party viewer segments, to monetize their subscriber customer base.

Monetization – Advertising Solutions

We provide advertisers with nationwide or regionally-targeted advertising on our various owned or operated devices. Advertisers place ads in a variety of display formats in both traditional linear television and digital advertising for internet delivered content, seamlessly incorporated into the user interface. Using our Personalized Content Discovery platform, we also target content promotions as “paid search” by directly including the sponsored content in user interface’s recommended content carousel. We work with service providers bundling their non-TiVo advertising inventory with our native inventory, thereby giving us a more significant national footprint.

Growth Factors

There are several facets of our product growth strategy. These growth drivers include: the delivery and monetization of the TiVo OS into Smart TVs, proliferation of in-cabin monitoring (AutoSense) and infotainment (AutoStage) solutions into the connected car market, increased adoption of our IPTV solutions in the Pay-TV market, and unit growth in consumer electronics from in-home Wi-Fi solutions (Play-Fi) and IMAX Enhanced. We have a long track record of developing premium solutions for the marketplace that provide an extraordinary experience for end users.

Competition

Pay-TV

There are a number of companies that produce and market advanced media solutions such as UXs, interactive program guides, DVRs, search, recommendation, natural language voice, metadata, and advanced data and analytics in the various formats which compete, or we believe will compete, with our products and services over time. Principal competitive factors include brand recognition and awareness, product and service functionality, innovation, ease of use, personalization, content access and availability, mobility and pricing. While we are competitive across this range of factors, we believe our primary competitive differentiation includes our ability to integrate all our products to create unique value for our customers.

Our platform faces competition from companies such as Synamedia, MediaKind, Kudelski, Enghouse Systems Limited, and from solutions developed by multiple system operators such as Comcast X1 and Liberty Global plc’s Horizon Media, which have created competing products that provide user interface software for use on set-top-boxes and CE and mobile devices. Such companies may offer more economically attractive agreements to service providers and CE manufacturers by bundling multiple products together. We face competition for our Pay-TV product offerings from customers who choose to build their own interactive program guide and DVR solutions. We believe that we provide a strong alternative to “do-it-yourself,” as we have innovative, high-quality products ready to be implemented, with local and network DVR, integrated data distribution infrastructure and content, as well as third-party services (such as VOD services). We differentiate our products by continuing to integrate our broad portfolio of products into a suite of solutions and services for our customers. We believe our solutions speed our customers’ time to market, are superior to “do-it-yourself” products, and can be deployed at a lower cost than internally built products.

In video metadata, we compete with other providers of entertainment-related content metadata such as Gracenote (a subsidiary of Nielsen Holdings plc) and Ericsson Group’s Red Bee Media, as well as a number of local metadata providers. While we do not believe that our competitors’ metadata sets offer the same comprehensive breadth of focus on media exploration, discovery, and management in as many regions of the world as we do, they present competition to our metadata business for each of their areas of focus.

Consumer Electronics

Our audio licensing products face competition from other third-party providers of similar solutions as well as internal engineering and design groups among industry IC providers and consumer electronics manufacturers.

Our primary competitor is Dolby Laboratories, which develops and markets, among other things, high-definition audio products and services. Dolby’s long-standing market position, brand, business relationships, resources and inclusion in various industry standards provide it with a strong competitive position.

In addition to Dolby, we compete in specific product markets with companies such as Fraunhofer IIS and various other consumer electronics product manufacturers. Many of these competitors have a wide variety of strengths that afford them competitive advantages, such as longer operating histories, greater resources, greater name recognition, or the ability to offer their technologies for a lower price or for free. We have historically competed effectively against these companies due in part to our brand being a premium offering that contains superior proprietary technology, the quality of our customer service, our inclusion in industry standards and our industry relationships.

Connected Car

Our HD Radio and DTS AutoStage solutions face competition from subscription-based digital service providers such as Sirius/XM, Pandora, Gracenote, and other digital audio and data service providers.

Our DTS AutoSense in-cabin monitoring technologies broadly compete with other image processing software vendors targeting the automotive industry, such as SmartEye and Seeing Machines, as well as engineering and design groups of tier one automotive suppliers that seek to provide similar technologies by employing different approaches with their internal teams.

Media Platform

TV Audience Data. We collect and analyze audience research data in an area where companies such as comScore, Inc. and Nielsen Holdings plc and other online data analytics companies compete for research spend from advertisers, advertising agencies and television networks. Other large companies are also focusing resources in this area including Comcast, Meta Platforms Inc. (Facebook) and Alphabet, Inc.’s Google business. Many of our existing customers are investing in platforms to enable their businesses with these capabilities. We believe that there is a significant opportunity for us as an independent data and technology provider, with proprietary access to critical data assets associated with consumers’ engagement with entertainment media.

TiVo Stream 4K. We compete against products with on-demand OTT streaming capabilities offered by internet CE manufacturers. For example, many CE manufacturers have television or internet-enabled streaming devices for accessing video over the internet such as Apple TV, Amazon Fire TV, Google Chromecast and Roku. TVs with integrated streaming capabilities from manufacturers such as Samsung, Vizio and LG also represent competition to the TiVo Stream 4K.

TiVo OS. We compete for Smart TV platform support with companies such as Roku, Alphabet, Inc’s Google TV and Amazon’s FireTV. We believe the overall OTT streaming market growth, our independent position, our differentiated end-user solution, and our more inclusive business model of sharing economics with Tier 2 and Tier 3 Smart TV OEMs represents an opportunity where we can establish a strong position.

In approaching content owners, advertisers and ad agencies to participate in the TiVo OS platform, we are competing with the same platforms and TV OEMs operating their own TV operating systems such as Samsung, Vizio and LG. In this fast-expanding connected TV advertising market, we believe our cross-platform data insight from Pay-TV and TiVo OS households will allow us to create and promote a unique and compelling offering for advertisers.

Over time, we expect to see new competitors and other competing technologies emerge.

Intellectual Property Portfolio

We operate in an industry in which innovation, investment in new ideas and protection of our intellectual property rights are critical for success. We protect our innovations and inventions through a variety of means, including, but not limited to, applying for patent, copyright, and trademark protection domestically and internationally, and protecting our trade secrets. As of December 31, 2022, we held approximately 753 United States issued patents and 185 patent applications, as well as approximately 984 foreign issued patents and 298 patent applications. The last of the issued patents to expire is in 2041.

Research & Development

As demonstrated by our portfolio of industry-recognized, widely-deployed advanced technologies, we have a long track record of innovating in the fields of audio, imaging, and video discovery. We believe that ongoing investment in R&D is required for us to remain competitive in the markets we serve.

Today, we have a collection of world-class talent and strong research and development capabilities in various locations throughout the world. Starting with core research, machine learning and advanced algorithm development, we continue to focus on next generation technology solutions. Our ongoing investment in R&D, supported by a strong industry network of partners, enables us to deliver differentiated, cost-effective solutions that enhance the end-user experience for an ever-larger universe of addressable markets.

Legislative and Regulatory Actions

A number of government and legislative initiatives have been enacted to encourage development and implementation of technologies that protect the rights and intellectual property of the content owners. For example, the United States and other countries have adopted certain laws, including the Digital Millennium Copyright Act of 1998 (“DMCA”) and the European Copyright Directive, which are aimed at the prevention of content piracy and the manufacture and sale of products that circumvent copy protection technologies.

Compatibility Between Cable Systems and CE Equipment

Beginning in 2003, the Federal Communications Commission (“FCC”) adopted regulations implementing an agreement between cable television system operators and CE manufacturers to facilitate the retail availability of so-called “plug and play” devices that use unidirectional CableCARDs, including digital televisions and other digital devices that enable subscribers to access cable television programming without the need for a set-top-box (STB) (but without the ability for consumers to use interactive content). In September 2020, the FCC eliminated rules requiring cable providers to support CableCARD. While the cable industry has continued to provide CableCARDs for third-party devices like ours, we cannot predict the ultimate impact of any new technical equipment regulations on our business and operations. Current FCC regulations no longer prohibit multi-channel video service providers from deploying navigation devices with combined security and non-security functions, and further developments with respect to these issues could impact the availability and/or demand for “plug and play” devices, particularly bi-directional devices and STBs, all of which could affect demand for UXs incorporated in STBs or CE devices. If the cable industry decided to cease providing CableCARD support for TiVo retail customers, recurring monthly retail services fees would be affected as customers would be likely to cancel TiVo service on their devices.

General Government Regulation

We are subject to a number of foreign and domestic laws and regulations that affect companies that import or export software and technology, such as the U.S. export control regulations as administered by the U.S. Department of Commerce.

We are also subject to a number of foreign and domestic laws that affect companies conducting business on the internet. Laws relating to user privacy, freedom of expression, content, advertising, accessibility, network neutrality, information security and intellectual property rights are being debated and considered for adoption by many countries throughout the world. Each jurisdiction may enact different standards, which could impact our ability to deliver or monetize data, services or other solutions through the internet.

In the United States, service providers have been subject to claims of defamation, libel, invasion of privacy and other data protection claims, torts, unlawful activity, copyright or trademark infringement, or other theories based on the nature and content of the materials searched and the ads posted or the content generated by users. In addition, several other federal laws could have an impact on our business. For example, the DMCA has provisions that limit, but do not eliminate, our liability for hosting or linking to third-party websites that include materials that infringe copyrights or other rights, so long as we comply with the statutory requirements of this act. The Children's Online Privacy Protection Act restricts the ability of service providers to collect information from minors and the Protection of Children from Sexual Predators Act of 1998 requires service providers to report evidence of violations of federal child pornography laws under certain circumstances.

The privacy regulatory landscape has been changing rapidly, and we may become subject to new privacy or cybersecurity laws and regulations in the U.S. and internationally. Such laws and regulations could affect our ability to process personal data (in particular, our ability to use certain data or personal information for purposes such as monetization, risk or fraud avoidance, and targeted marketing or advertising, or otherwise to provide data about the end-users and/or customers and their behavior), our ability to control our costs by using certain vendors or service providers, or our ability to offer certain services in certain jurisdictions, which in turn could negatively affect our financial condition and business operations, and subject us to fines, penalties, or other liability. For example, the California Consumer Privacy Act, or CCPA, became effective on January 1, 2020. The CCPA created new individual privacy rights for consumers (as that word is broadly defined in the law) and placed increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered businesses to provide new disclosures to California consumers, and allows for a new cause of action for data breaches. The CCPA also provides a consumer with the right to (i) opt out of certain sales of personal information, (ii) know the personal information that the business maintains about the consumer, and (iii) request deletion of personal information. It is unclear how the CCPA will be interpreted, but as currently written, it will likely impact our business activities and exemplifies the vulnerability of our business not only to cyber threats but also the evolving regulatory environment related to personal data. The CCPA’s privacy measures were amended and strengthened by the California Privacy Rights Act, or CPRA, which became effective on January 1, 2023, with enforcement commencing on July 1, 2023. The CPRA bolstered the consumer rights granted under CCPA and took the right to opt out of certain sales of personal information further to include the right to opt out of the sharing of personal information.

We are also subject to international laws (including but not limited to the European Union’s General Data Protection Regulation) associated with data protection, privacy, and other aspects of our business in Europe, Asia, and elsewhere in the world, and the interpretation and application of data protection laws remains uncertain. Because our services are accessible worldwide, foreign jurisdictions may claim that we are required to comply with their laws. Further, the application of existing laws regulating or requiring licenses for certain businesses of our advertisers can be unclear.

Our operations in China may also be subject to privacy regulations. China passed the Personal Information Protection Law effective November 1, 2021, which creates a comprehensive set of data privacy and security obligations that not only apply to the processing of personal information within China, but also to the processing outside of China if such processing is for purposes of providing products and services to, or analyzing and evaluating the behavior of, individuals located in China. The law provides for various requirements on personal information protection, including obligations of obtaining informed consent and limiting to the minimum scope necessary for the collection and processing of personal information, requirements for conducting a personal information protection impact assessment for certain data processing activities, and responsibilities for adopting necessary measures to safeguard the security of the personal information. The law also requires a security assessment and regulatory approval, government certification and/or conclusion of a standard data transfer agreement with the overseas recipient before transferring personal information outside of China. Lastly, the law imposes significant fines of up to RMB 50 million (approx. $7.7 million) or 5% of annual revenue for violations of the law. Chinese data protection laws are still evolving and may impose additional restrictions on companies doing business in China. Our efforts to comply with these laws and regulations may result in increased costs of doing business.

Human Capital Resources

The opportunities for our success and growth depend in large part on our ability to attract, develop, and retain a talented and engaged workforce. In particular, we are competing for technical talent and we need to offer not only robust and attractive compensation packages but also provide broad opportunities for our employees to make an impact, grow, and develop. As of December 31, 2022, we had a global talent base consisting of approximately 2,100 full-time employees.

To enable our talent to actively contribute to – and have a positive impact on – the overall business and culture, we have developed a set of programs and initiatives that include competitive compensation and benefits offerings, skills and management development, diversity and inclusion initiatives, goal and performance management, and succession planning. In support of these efforts, our Board of Directors monitors these programs and initiatives and provides guidance and feedback as appropriate. Our goal is to provide a work environment that empowers our teams and enables them to enjoy a healthy and productive work-life balance for themselves, their families, and their community.

Our incentives are based on merit and we have a strong pay-for-performance culture. We benchmark our total rewards annually to ensure our compensation and benefit programs remain competitive with industry peers. Our compensation framework for employees reflects a combination of fixed and variable pay including base salary, bonuses, performance awards, and stock-based compensation. We offer employees benefits that vary by country and are designed to meet or exceed local laws and are competitive in the marketplace.

We invest in the career growth of our employees by providing a wide range of development opportunities, including face-to-face, virtual, social and self-directed learning, mentoring, coaching, and external development. Annual assessments are performed to identify talent needs based on department goals and to evaluate how each function is positioned from a talent perspective. We believe in the principles of a learning organization and strive to provide continuous educational opportunities for our employees. In 2020, we invested in a global online learning platform. More than 200 courses and programs have been created, offering a wide range of skill development opportunities for employees to become more knowledgeable and effective in their roles. We also offer customized leadership and management development programs for our management teams.

We leverage our manager ecosystem, coupled with industry-standard performance management tools, to align corporate goals with employee objectives. Employees are encouraged to create and align individual, functional and team-based goals, track performance against goals, write self-evaluations, and solicit feedback.

We have demonstrated support and commitment to developing a culture of non-discrimination and embracing diversity, equity, and inclusion throughout our workforce. We have numerous employee resource groups (ERGs), employee-led, voluntary communities for groups that share similar backgrounds or identities. ERGs develop programming throughout the year supporting culture and belonging, encourage diversity, and empower employees to achieve their personal and career goals. Our current employee resource groups represent the LGBTQ+ community (PRIDE at Xperi), the Black community (Mahogany at Xperi, or MaX), women (Women in Tech, or WiT), and veterans (Veterans at Xperi, or VaX). We also have formed a Diversity, Equity and Inclusion council comprised of all levels of employees and senior executives. The purpose of the council is, among other things, to identify and address issues of diversity, equity and inclusion through multiple and unique perspectives from a diverse group of our employees. In June 2020, we joined the business coalition in support of the Equality Act, a measure that supports federal legislation that would provide the same basic protections to LGBTQ+ people as are provided to other protected groups under federal law. The Board of Directors believes that board diversity is important to serving the long-term interests of stockholders and takes diversity into consideration when identifying potential director candidates.

We measure employee experience by collecting insight and understanding of engagement and satisfaction. We use an employee engagement survey, executive roundtables and employee focus groups to solicit input. Task forces are regularly created to identify and address gaps, resulting in changes to policies and practices and benefits offerings. A recent survey to assess employee well-being during the initial work-from-home period related to the COVID-19 pandemic resulted in the payment of a working-from-home stipend to employees that covered certain costs associated with setting up home offices.

None of our employees are covered by a collective bargaining agreement or are represented by a labor union. We have not experienced any organized work stoppages and we consider the relationships with our employees to be positive.

Environmental, Social & Governance

Xperi will publish its latest Environmental, Social and Governance (“ESG”) report in March 2023. Our report will be available on the Xperi website.

Using insights from the development of our inaugural materiality assessment, we created our ESG program around three key focus areas: Culture and Belonging, Resilience, and Community Impact. As part of our Resilience pillar, we aim to be positive stewards of the environment. Climate change is one of the defining challenges facing our society today, and we are committed to doing our part to address this challenge head on. In 2022, we conducted our first greenhouse gas (GHG) inventory of our Scope 1, 2, and 3 emissions, establishing a baseline to understand our environmental impact. This will inform our goal-setting in the future as we work to address our carbon footprint. We have taken additional steps to reduce our impact through actions such as increasing energy efficiency within our office buildings, reducing the square footage of our office portfolio, and migrating the majority of on-premise IT assets towards more energy efficient solutions.

Available Information

Our internet address is xperi.com, where we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our SEC reports can be accessed through the investor relations section of our website. The information found on our website and in our ESG report is not incorporated into this or any other report we file with or furnish to the SEC.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. Risk factors that could cause actual results to differ from our expectations and that could negatively impact our financial condition and results of operations are summarized and set forth in detail below and elsewhere in this Annual Report on Form 10-K. If any of these risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. Under these circumstances, the trading price of our common stock could decline, and you may lose all or part of your investment. Further, additional risks not currently known to us or that we currently believe are immaterial also may impair our business, operations, liquidity and stock price materially and adversely. You should consider carefully the risks and uncertainties summarized and set forth in detail below and elsewhere in this Annual Report on Form 10-K before you decide to invest in our common stock.

Summary of Risk Factors

We are providing the following summary of the risk factors contained in this Annual Report on Form 10-K to enhance the readability and accessibility of our risk factor disclosures. This summary does not address all the risks that we face. We encourage you to carefully review the full risk factors contained in this Annual Report on Form 10-K in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. The primary categories by which we classify risks include those related to: (i) our business, (ii) financial matters, (iii) regulatory and legal matters, and (iv) ownership of our common stock. Set forth below within each of these categories is a summary of the principal factors that make an investment in our common stock speculative or risky.

Risks Related to our Business Operations

•
We may not be able to develop and timely deliver innovative technologies and services in response to changes in our markets and industries.
•
Our products and services face intense competition from various sources, and we may not be able to compete effectively.
•
Our success depends, in part, on discretionary consumer and corporate spending, and factors such as unusually high levels of inflation and risk of recession in the near term could have an adverse effect on our business.
•
We may not be able to manage our disparate business operations efficiently, which may lead to disposition of such business and related assets.
•
Our business depends, in part, on royalty-based and advertising-based revenue models, which are inherently risky.
•
Our licensees may delay, refuse to or be unable to make payments to us due to financial difficulties or otherwise, or shift their licensed products to other companies to lower their royalties to us.
•
It is difficult for us to verify royalty amounts owed to us under our licensing agreements, and this may cause us to lose revenue.
•
Competition for employees is intense, and we may not be able to attract and retain the qualified and skilled employees needed to support our business.
•
We face competitive risks in the provision of entertainment offerings involving the distribution of digital content provided by third-party application and content providers through broadband.
•
Our pursuit of acquisitions and divestitures may adversely affect our business operations or stock price if we cannot successfully execute our strategies.
•
Our business and results of operations have been, and are expected to continue to be, impacted by the global COVID-19 pandemic and resulting macroeconomic factors.
•
If we fail to protect and enforce our intellectual property rights, contract rights, or our confidential information, our business may suffer.
•
We may not be able to protect our brand from third-party infringement or increase our brand awareness.
•
Our business may suffer if third parties assert that our products or services violate their intellectual property rights.
•
We may not be able to maintain enough content released in the DTS audio format, which may reduce demand for our technologies, products, and services.

•
Demand for our Connected Car technologies may be insufficient to sustain projected growth.
•
If we are unable to further penetrate the streaming and downloadable content delivery markets and adapt our technologies for those markets, our royalties and ability to grow our business could be adversely impacted.
•
The success of certain of our solutions depends on the interoperability of our technologies with consumer hardware devices.
•
Our failure to adequately manage our increasingly complex distribution agreements, including licensing, development and engineering services, may cause unexpected delays and loss of revenue in the deployment of advanced television solutions.
•
We make significant investments in new products and services that may not achieve technological feasibility or profitability or that may limit our growth.
•
Our products and services could be susceptible to errors, defects, or unintended performance problems that could result in lost revenue, liability or delayed or limited market acceptance.
•
Dependence on the cooperation of third parties for the provision and delivery of our metadata may adversely affect our revenue.
•
We depend on a limited number of third parties to design, manufacture, distribute and supply hardware devices upon which our TiVo software and service operate.
•
We maintain inventories of TiVo-branded products based on our demand forecast, which may be incorrect and lead to excess or insufficient inventory.
•
Qualifying, certifying and supporting our technologies, products and services is time-consuming and expensive.
•
We are exposed to the risks related to international sales and operations.
•
Uncertainty and instability resulting from the war between Russia and Ukraine could negatively impact our business, financial condition and operations.
•
Further deterioration of trade relations between the United States and China, other trade conflicts and barriers, economic sanctions, and national security protection policies could limit or prevent existing or potential customers from doing business with us.
•
Our systems, networks and online business activities and those of third parties that we utilize in our operations are subject to cybersecurity and stability risks, information technology system failures, and security breaches.
•
Some software we provide may be subject to “open source” licenses, which may restrict how we use or distribute our software or require that we release the source code of certain products subject to those licenses.

Risks Related to Financial Matters

•
If our goodwill and other intangible assets become impaired, we may be required to record a significant charge to earnings.
•
Changes in our tax rates or exposure to additional tax assessments may adversely affect our effective tax rates and negatively affect our business and financial condition.

Risks Related to Regulatory and Legal Matters

•
New governmental regulations or new interpretations of existing laws, including legislative initiatives, could cause legal uncertainties and result in harm to our business.
•
We need to safeguard the security and privacy of our customers’ confidential data and remain in compliance with laws that govern such data, and any inability to do so may harm our reputation and brand and expose us to legal proceedings or investigations, fines, penalties, or other liability.
•
Current and future governmental and industry standards may significantly limit our business opportunities.
•
Our activities to advertise, market and sell our services directly to consumers are highly impacted by constantly evolving state and federal laws and regulations.

Risks Related to the Separation

•
We may be unable to achieve some or all of the benefits that we expect to achieve from our separation.
•
If the Distribution, together with certain related transactions, were to fail to qualify for non-recognition treatment for U.S. federal income tax purposes, then we and our stockholders could be subject to significant tax liability.
•
The Internal Revenue Service (“IRS”) may assert that the Mergers (as defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”) cause the Distribution and other related transactions to be taxable to our Former Parent, in which case we could be subject to significant indemnification liability.
•
We are subject to continuing contingent tax-related liabilities of our Former Parent following the Distribution.
•
We may be required to adjust our tax accounts if our Former Parent utilizes certain pre-Separation tax attributes.
•
We agreed to numerous restrictions to preserve the tax-free treatment of the Distribution and certain related transactions in the United States, which may reduce our strategic and operating flexibility.
•
Our historical financial information may not be fully representative of the results we would have achieved as an independent, publicly-traded company and may not be a reliable indicator of our future results.
•
We may not enjoy the same benefits of diversity, leverage and market reputation as a standalone company that we enjoyed as a part of our Former Parent.
•
We assumed and are obligated to indemnify our Former Parent for certain liabilities. If we are required to make payments pursuant to these indemnities, we may need to divert cash to meet those obligations and our financial results could be negatively impacted. In addition, our Former Parent assumed, and will be obligated to indemnify us for certain liabilities. These indemnities may not be sufficient to insure us against the full amount of liabilities for which we will be allocated responsibility, and our Former Parent may not be able to satisfy its indemnification obligations in the future.
•
The Separation and related transactions may expose us to potential liabilities arising out of state and federal fraudulent conveyance laws and legal distribution requirements.
•
Our Former Parent may compete with us.
•
We may have received better terms from unaffiliated third parties than the terms we will receive in our agreements with our Former Parent.

Risks Related to Ownership of our Common Stock

•
If we fail to maintain effective internal control over financial reporting, our ability to produce accurate financial statements could be impaired, which could increase our operating costs and affect our ability to operate our business.
•
We cannot be certain that an active trading market for our common stock will be sustained and our stock price may fluctuate significantly.
•
We cannot guarantee the timing, amount or payment of dividends, if any, on our common stock in the future.
•
A stockholder’s percentage of ownership in us may be diluted in the future.
•
Certain provisions in our amended and restated certificate of incorporation and bylaws, Delaware law and in the Tax Matters Agreement may prevent or delay an acquisition of us, which could decrease the trading price of our common stock.
•
Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit the ability of our stockholders to obtain a favorable judicial forum for disputes with us.
•
For as long as we are an emerging growth company, we are not required to comply with certain requirements that apply to other public companies.

Risks Relating to Our Business Operations

We may not be able to develop and timely deliver innovative technologies and services in response to changes in our markets and industries.

The markets for our products, services and technologies are characterized by rapid change and technological evolution and obsolescence, new and improved product introduction, changing consumer demand, an increasingly competitive landscape, and evolving industry standards. We will need to continue to expend considerable resources on research and development in the future in order to continue to design, deliver and enhance innovative audio, imaging, media, entertainment, and semiconductor products, services and technologies. The development of enhanced and new technologies, products, and services is a complex, costly and uncertain process requiring high levels of innovation, highly skilled engineering and development personnel, and the accurate anticipation of technological and market trends. For example, we recently announced new design wins for TiVo OS, our embedded operating system, and DTS AutoSense, our in-car safety solution. If we fail to timely and successfully deliver these products to our customers, our future growth and profitability may be negatively impacted. Despite our efforts, we:

•
may not receive significant revenue from our current research and development efforts for several years, if at all;
•
cannot ensure that the level of funding and significant resources we are committing for investments in new products, services and technologies will be sufficient or result in successful new products, services or technologies;
•
cannot ensure that our newly developed products, services or technologies can be successfully protected as proprietary intellectual property rights or will not infringe the intellectual property rights of others;
•
cannot ensure that any new products or services that we develop will achieve market acceptance;
•
cannot prevent our products, services and technologies from becoming obsolete due to rapid advancements in technology and changes in consumer preferences;
•
cannot ensure that revenue from new products, services or technologies will offset any decline in revenue from our products, services and technologies which may become obsolete;
•
cannot ensure that our competitors and/or potential customers may not develop products, services or technologies similar to those developed by us, resulting in a reduction in the potential demand for our newly developed products, services or technologies; and
•
may not correctly identify new or changing market trends at an early enough stage to capitalize on market opportunities.

Furthermore, the decision by a party dominant in the value chain to provide competing technologies at very low or no cost could cause our customers and other manufacturers not to utilize our technologies or services. Our customers may choose to use technologies that their own in-house engineering teams have developed, or in which they have an interest. Accordingly, our revenue could decline if our customers choose not to incorporate our technologies in their products, or if they sell fewer products incorporating our technologies. Our failure to successfully develop new and improved products, services and technologies, including as a result of any of the risks described above, may reduce our future growth and profitability and may adversely affect our business, financial condition and results of operations.

Our success depends, in part, on discretionary consumer and corporate spending and factors, such as unusually high levels of inflation and rising risk of recession in the near term, could have an adverse effect on our business.

Our success depends, in part, on the level of discretionary consumer and corporate spending. Discretionary consumer and corporate spending is affected by many factors, including economic conditions affecting disposable consumer income and corporate spending, such as the rate of inflation, risk of recession, employment status, and interest and tax rates. Recent trends including unusually high inflation, increased perceived risk of recession and higher interest rates may negatively impact consumer and corporate spending. A decrease in discretionary consumer and corporate spending could result, in particular, in reduction in purchases of TVs, automobiles and consumer electronic devices, and reduction in monetization revenue. During past economic slowdowns and recessions, many consumers reduced their discretionary spending and advertisers reduced their advertising expenditures. Any such reductions could significantly impact our ability to generate revenue, and thus impact our business, financial condition and results of operations.

Our products and services face intense competition from various sources, and we may not be able to compete effectively.

We expect that our technologies will continue to compete with technologies of internal design groups at competing companies or from our customers. The internal design groups of these companies create their own audio, imaging, and media solutions. If these internal design groups introduce unique solutions superior to our technology, they may not need to license our technology. These groups may design technology that is less expensive to implement or that enables products with higher performance or additional features. Many of these groups have substantially greater resources, greater financial strength and lower cost structures which may allow them to undercut our price. They also have the inherent advantage of access to internal corporate strategies, technology road maps and technical information. As a result, they may be able to bring alternative solutions to market more easily and quickly. We face competitive risks across all our business, including:

•
our Media Platform faces significant competition from companies that produce and market TV operating systems, program guides as well as television schedule information in a variety of formats, including passive and interactive on-screen electronic guide services, online listings, over the top applications and against customers and potential customers who choose to build their own TV operating systems or interactive program guide;
•
our advanced video solutions compete with other CE products and home entertainment services (such as Roku, AppleTV, Amazon FireTV and Chromecast) as well as products and service offerings built by other service providers or their suppliers for consumer spending;
•
our Smart TV solutions compete with other operating systems for Smart TVs, including TV manufacturers with their own in-house solutions (e.g., Samsung with Tizen) or TV manufacturers that use competing third-party solutions (e.g., Google TV).
•
our Consumer Electronics and audio technologies compete with other providers of audio products and services such as Dolby and Sonos, with Dolby being the primary competitor in high-definition audio processing and enjoying advantages in selling its digital multi-channel audio technology, having introduced such technology before we did and having achieved mandatory standard status in product categories that we have not, including terrestrial digital TV broadcasts in the United States;
•
our Connected Car technologies compete with internal design groups of automotive manufacturers and other automobile technology suppliers that provide similar technologies by employing different approaches;
•
our embedded image processing technologies compete with other image processing software vendors such as SmartEye, Seeing Machines and ArcSoft, Inc., as well as internal design groups of automotive, mobile phone, and digital camera manufacturers; and
•
our competitive position is affected by the rate of adoption and incorporation of our technologies by semiconductor manufacturers, assemblers, foundries, manufacturers of consumer and communication electronics, and the automotive and surveillance industry.

In the future, our licensed technologies may also compete with other emerging technologies that may be less expensive and provide higher performance than our solutions. Companies with these competing technologies may also have greater resources. Technological change could render our technologies obsolete, and new, competitive technologies could emerge that achieve broad adoption and adversely affect the use of our technologies and intellectual property.

Some of our current or future competitors may have significantly greater financial, technical, marketing and other resources than we do, may enjoy greater brand recognition than we do, or may have more experience or advantages than we have in the markets in which they compete. Further, many of the consumer hardware and software products that include our technologies also include technologies developed by our competitors. In order for us to remain competitive in this market, we must continue to invest significant resources in innovation and product development in order to enhance our technologies and our existing products and services and introduce new high-quality technologies, products and services to meet the wide variety of such competitive pressures. Our ability to generate revenue from our business will suffer if we fail to do so successfully.

We may not be able to manage our disparate business operations efficiently, which may lead to disposition of such business and related assets.

Our effort to rationalize our disparate business operations could require our management to refocus on certain business operations while disinvesting in others. Additionally, as business strategy and product markets continue to evolve, we may dispose, discontinue, or divest product lines or business divisions. Disposing or discontinuing existing product lines or business divisions, or separating business units, provides no assurance that operating expenses will be reduced or will not cause us to incur material charges associated with such decisions.

Furthermore, the disposition or discontinuance of an existing product line or business division, or separation or spinoff of a business unit, entails various risks, including the risk of not being able to obtain a purchaser, or, if obtained, that the purchase price may not be equal to at least the net asset book value for the product line or business unit, or the value that investors place on it as reflected by our stock price. Other risks of such actions include adversely affecting employee morale, managing the expectations of, and maintaining good relations with, customers of disposed or discontinued product lines or business divisions, which could prevent selling other products to them. We may also incur other significant liabilities and costs associated with disposal or discontinuance of product lines or business divisions, or separation of business units, including employee severance costs, relocation expenses, and impairment of lease obligations and long-lived assets. The effects of such actions may adversely impact our business, financial condition and results of operations.

Our business depends, in part, on royalty-based and advertising-based revenue models, which are inherently risky.

Our business is dependent, in part, on future royalties and/or advertising revenues paid to us by customers and partners. Royalty payments under our licenses may be based upon, among other things, the number of subscribers for Pay-TV, a percent of net sales, a per-unit sold basis or a fixed monthly, quarterly or annual amount. Advertising-related revenue may be based upon, among other things, the number of viewers who watch a particular service, availability of inventory, advertiser interest and opportunities to personalize advertisements. We are dependent upon our ability to structure, negotiate and enforce agreements for the determination and payment of royalties and advertising-based revenue, as well as upon our customers’ and partners’ compliance with their agreements.

We face risks inherent in royalty-based and/or advertising-based business models, many of which are outside of our control, such as the following:

•
the number of subscribers our Pay-TV customers have or the number of set top boxes our Pay-TV customers provide to their end-user subscribers;
•
the number of end users and time spent viewing content and advertising available within devices that incorporate our licensed technology;
•
the rate of adoption and incorporation of our technology by semiconductor manufacturers, assemblers, foundries, manufacturers of consumer and communication electronics, and the TV, automotive, consumer electronics, and surveillance industries;
•
the willingness and ability of suppliers to produce materials and equipment that support our licensed technology in a quantity sufficient to enable volume manufacturing;
•
the willingness and ability of advertisers to use our advertising placements that are available via our licensed technology;
•
the willingness and ability of content owners and content aggregators to make their content available via our licensed technology;
•
the willingness and ability of advertising technology partners to license their products and services to us for use in our licensed technology;
•
ability of our customers to purchase such materials and equipment on a cost-effective and timely basis;
•
the length of the design cycle and the ability of us and our customers to successfully integrate certain of our technologies into integrated circuits;
•
the demand for products that incorporate our licensed technology;
•
the cyclicality of supply and demand for products using our licensed technology;
•
the seasonal nature of advertising consumption and the associated variance to revenue based on those changes;
•
the impact of economic downturns; and
•
the impact of poor financial performance of our customers.

For example, the ability to enjoy digital entertainment content downloaded or streamed over the internet has caused some consumers to elect to cancel their Pay-TV subscriptions. If our Pay-TV customers are unable to maintain their subscriber bases, the royalties they owe us will decline.

Our licensees may delay, refuse to or be unable to make payments to us due to financial difficulties or otherwise, or shift their licensed products to other companies to lower their royalties to us.

A number of our customers may face severe financial difficulties from time to time, which may result in their inability to make payments to us in a timely manner, or at all. In addition, we have had a history of, and we may in the future experience, customers that delay or refuse to make payments owed to us under license or settlement agreements. Our customers may also merge with or may shift the manufacture of licensed products to companies that are not currently licensees of our technology. This could make the collection process complex, difficult and costly, which may adversely impact our business, financial condition, results of operations and cash flows.

It is difficult for us to verify royalty amounts owed to us under our licensing agreements, and this may cause us to lose revenue.

The terms of our license agreements often require our customers to document their use of our technology and report related data to us on a quarterly basis. Although our license terms generally give us the right to audit books and records of our customers to verify this information, audits can be expensive, time consuming, and may not be cost justified based on our understanding of our customers’ businesses, especially given the international nature of our customers. Our license compliance program audits certain customers to review the accuracy of the information contained in their royalty reports in an effort to decrease the likelihood that we will not receive the royalty to which we are entitled under the terms of our license agreements, but we cannot ensure that such audits will be effective to that end.

Competition for employees is intense, and we may not be able to attract and retain the qualified and skilled employees needed to support our business.

Our future success depends, in part, upon our ability to recruit and retain key management, technical, sales, marketing, finance, and other critical personnel. Competition for qualified management, technical and other personnel is intense, and we may not be successful in attracting and retaining such personnel. If we fail to attract and retain qualified employees, including internationally, our ability to grow our business could be harmed.

Competition for people with the specific skills that we require is significant. In order to attract and retain personnel in a competitive marketplace, we believe that we must provide a competitive compensation package, including cash and equity-based compensation. Volatility in our stock price may from time to time adversely affect our ability to recruit or retain employees. If we are unable to hire and retain qualified employees, or conversely, if we fail to manage employee performance or reduce staffing levels when required by market conditions, our business, financial condition and results of operations could be adversely affected.

We face competitive risks in the provision of entertainment offerings involving the distribution of digital content provided by third party application and content providers through broadband.

We have previously launched access in certain of our products and services to the entertainment offerings of Amazon Prime Video, Netflix, Hulu Plus, HBO Max, Disney+, VUDU, Paramount+, Peacock, and others for the distribution of digital content directly to broadband-connected TiVo devices. These entertainment offerings typically involve no significant long-term commitments. We face competitive, technological and business risks in our ongoing provision of entertainment offerings involving the distribution of digital content through broadband to consumer televisions with such offerings, including the availability of premium and high-definition content, as well as the speed and quality of the delivery of such content to partner devices. For instance, we face increased competition from a growing number of broadband-enabled devices from providers such as Roku, Apple TV, Amazon FireTV and Chromecast that provide broadband-delivered digital content directly to a consumer’s television connected to such a device. Additionally, we face competition from online content providers and other personal computer (“PC”) software providers who deliver digital content directly to a consumer’s PC, which in some cases may then be viewed on a consumer’s television. The TiVo OS solution faces competition from other Smart TV operating systems, as well as non-Smart TVs that utilize broadband-enabled devices. If we are unable to provide a competitive entertainment offering on our own, or an equivalent offering with other third parties, the attractiveness of the TiVo service to new users would be harmed as consumers increasingly look for new ways to receive and view digital content and our ability to retain and attract users would be harmed. Recent rapid transformation in licensing and distribution of digital content has made the industry less predictable and more volatile and if we are unable to adapt to developments in the space our business, financial condition and results of operations may be harmed.

Our future success depends on our ability to establish and maintain licensing relationships with companies in related business fields, including:

•
Pay-TV service providers;
•
Operators of entertainment content distributors, including pay-per-view (“PPV”) and video-on-demand (“VOD”) networks;
•
TV OEMs and ODMs, CE, digital set-top hardware manufacturers, and personal computer manufacturers; TV main board manufacturers, and chip manufacturers;
•
motion-picture studios, networks streaming partners (including content aggregators and SVOD, FAST, and AVOD providers), and other content providers;
•
semiconductor and equipment manufacturers;
•
content rights holders;
•
retailers and advertisers and advertising technology partners;
•
digital rights management suppliers; and
•
internet portals and other digital distribution companies.

Substantially all of our license agreements are non-exclusive, and therefore our licensees are free to enter into similar agreements with third parties, including our competitors. Our licensees may develop or pursue alternative technologies either on their own or in collaboration with others, including our competitors.

Some of our third-party license arrangements require that we license others' technologies and/or integrate our solutions with others. In addition, we rely on third parties to report usage and volume information to us. Delays, errors or omissions in this information could harm our business. If these third parties choose not to support integration efforts or delay the integration of our solutions, our business, financial condition and results of operations could be harmed.

Relationships have historically played an important role in the entertainment industries that we serve. If we fail to maintain and strengthen these relationships, these industry participants may not purchase and use our technologies or facilitate the adoption of our technologies, which will harm our business, financial condition, results of operations and prospects and may make it more difficult for us to enter into new markets. In addition, if major industry participants form strategic relationships that exclude us, our business, financial condition, results of operations and prospects could be materially adversely affected.

Our pursuit of acquisitions and divestures may adversely affect our business operations or stock price if we cannot successfully execute our strategies.

We have made several acquisitions, domestically and internationally, and our current plan is to continue to acquire assets, technologies or companies that we believe are strategic to our future business. For example, on July 1, 2022, we acquired Vewd Software Holdings Limited (“Vewd”), a leading global provider of OTT and hybrid TV solutions, for approximately $103 million through a mixture of cash and debt (the “Vewd Acquisition”). Acquisitions, including the Vewd Acquisition, involve challenges in terms of successful integration of technologies, products, services and employees. We may not realize the anticipated benefits of acquisitions we may complete in the future, and we may not be able to incorporate any acquired services, products or technologies with our existing operations, or integrate personnel from the acquired businesses, in which case our business, financial condition and results of operations could be harmed.

If our growth continues, it may place a significant strain on our management team and on our operational and financial systems, procedures, and controls. Our future success will depend, in part, upon the ability of our management team to manage any growth effectively, requiring our management to:

•
recruit, hire, and train additional personnel;
•
implement and improve our operational and financial systems, procedures, and controls;
•
maintain our cost structure at an appropriate level based on the royalties, revenue and cash we forecast and generate;

•
manage multiple concurrent development projects; and
•
manage operations in multiple time zones with different cultures and languages.

Financing for future acquisitions may not be available on favorable terms, or at all. If we use our equity securities to fund the acquisition, it may result in significant dilution to our existing stockholders. If we identify an appropriate acquisition candidate for any of our businesses, we may not be able to negotiate the terms of the acquisition successfully, finance the acquisition or integrate the acquired business, products, service offerings, technologies or employees into our existing business and operations. Future acquisitions and divestitures may not be well-received by the investment community, which may cause the value of our stock to fall. We cannot ensure that we will be able to successfully complete any acquisition or divestiture in the future. Further, the terms of our indebtedness constrain our ability to make and finance additional acquisitions or divestitures.

Our business and results of operations have been, and are expected to continue to be, impacted by the global COVID-19 pandemic.

The COVID-19 pandemic and the resulting macroeconomic effects have had, and may continue to have, an adverse impact on our business. The impact to date has included periods of significant volatility in markets we serve, in particular the automotive and broad consumer electronics markets. Additionally, the pandemic has caused some challenges and delays in acquiring new customers and executing license renewals. These factors have negatively impacted our business, financial condition and results of operations, and may result in an impairment of our long-lived assets, including goodwill, increased credit losses and impairments of investments in other companies.

Our operations and those of our customers have also been negatively impacted by certain trends arising from the COVID-19 pandemic, including labor market constraints, inflationary pressures, shortage of semiconductor components and manufacturing capacities, and delays in shipments, product development and product launches. Moreover, the COVID-19 pandemic, its related macroeconomic impacts, and U.S. federal, state and foreign government policies enacted to combat the pandemic have contributed to a recent rise of inflation that may increase the cost of our operations and reduce demand for our products and services and those of our customers, which may adversely affect our business, financial condition and results of operations.

Our per-unit and variable-fee based revenue will continue to be susceptible to the volatility, labor shortages, supply chain disruptions, microchip shortages, and potential market downturns precipitated by the COVID-19 pandemic. The impact of the pandemic on our overall business, financial condition and results of operations remains uncertain for the foreseeable future.

If we fail to protect and enforce our intellectual property rights, contract rights, or our confidential information, our business may suffer.

We rely primarily on a combination of license, development and nondisclosure agreements and other contractual provisions, as well as patent, trademark, trade secret and copyright laws, to protect our technology and intellectual property. If we fail to protect our technology, intellectual property, or contract rights, our customers and others may seek to use our technology and intellectual property without the payment of license fees and royalties, which could weaken our competitive position, reduce our operating results and increase the likelihood of costly litigation. Others may also develop technologies that are similar or superior to our technologies, or duplicate our technologies.

We also rely on trade secret laws rather than patent laws to protect other portions of our proprietary technology. Trade secrets can be difficult to protect. The misappropriation of our trade secrets or other proprietary information could seriously harm our business. We protect our proprietary technology and processes, in part, through confidentiality agreements with our employees, consultants, suppliers and customers. We cannot be certain that these contracts have not been and will not be breached, that we will be able to timely detect unauthorized use or transfer of our technology and intellectual property, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently discovered by competitors. If we fail to use adequate mechanisms to protect our technology and intellectual property, or if a court fails to enforce our intellectual property rights, our business will suffer. We cannot be certain that these protection mechanisms can be successfully asserted in the future or will not be invalidated or challenged.

Further, the laws and enforcement regimes of certain countries may not protect our technology and intellectual property to the same extent as do the laws and enforcement regimes of the United States. In certain jurisdictions, we may be unable to protect our technology and intellectual property adequately against unauthorized use, which may adversely affect our business, financial condition and results of operations.

We may not be able to protect our brand from third-party infringement or increase our brand awareness.

Maintaining and strengthening our brands is important to maintaining and expanding our business, as well as to our ability to enter into new markets for our technologies, products and services. If we fail to promote and maintain these brands successfully, our ability to sustain and expand our business and enter into new markets may suffer. Much of the promotion of our brand depends, among other things, on hardware device manufacturing companies and service providers displaying our trademarks on their products. If these companies choose for any reason not to display our trademarks on their products, or if these companies use our trademarks incorrectly or in an unauthorized manner, the strength of our brand may be diluted or our ability to maintain or increase our brand awareness may be harmed. We generally rely on enforcing our trademark rights to prevent unauthorized use of our brand and technologies. Our ability to prevent unauthorized uses of our brand and technologies would be negatively impacted if our trademark registrations were overturned in the jurisdictions where we do business. We also have trademark applications pending in a number of jurisdictions that may not ultimately be granted, or if granted, may be challenged or invalidated, in which case we would be unable to prevent unauthorized use of our brand and logo in such jurisdictions. We have not filed trademark registrations in all jurisdictions where our brand and logo may be used.

Our business may suffer if third parties assert that our products or services violate their intellectual property rights.

Third parties may claim that our products or services infringe upon their intellectual property rights. Even if we believe that such claims are without merit, they can be time-consuming and costly to defend against and will divert management’s attention and resources away from our business. Furthermore, third parties making such claims may be able to obtain injunctive or other equitable relief that could block our ability to further develop or commercialize some or all of our products or services in the United States and abroad. Claims of intellectual property infringement also might require us to enter into costly settlement or license agreements, pay costly damage awards, or defend or indemnify our customers against judgments, damages, or other losses. Even if we have an agreement that provides for a third-party to indemnify us against such costs, the indemnifying party may refuse or be unable to perform its contractual obligations under the agreement. If we cannot or do not license the allegedly infringed intellectual property on reasonable terms, or need to substitute similar technology from another source, our business, financial condition, results of operations and cash flows could suffer.

We may not be able to maintain enough content released in the DTS audio format, which may reduce demand for our technologies, products, and services.

We expect to derive a significant percentage of our revenue from the technologies, products, and services that we offer to manufacturers of consumer electronics products. We believe that demand for our audio technologies in growing markets for multi-channel and/or high-resolution audio, including TVs, tablets, mobile phones, video game consoles, automobiles, and soundbars, will be based on the amount, quality, and popularity of content (such as movies, TV shows, music, and games) either released in the DTS audio format or capable of being coded and played in the DTS format. In particular, our ability to penetrate the growing markets in the network-connected space depends on the presence of streaming and downloadable content released in the DTS audio format. We generally do not have contracts that require providers of streaming and downloadable content to develop and release such content in a DTS audio format. Accordingly, our revenue could decline if these providers elect not to incorporate DTS audio into their content or if they sell less content that incorporates DTS audio.

In addition, we may not be successful in maintaining existing relationships or developing new relationships with other existing or new content providers. As a result, we cannot ensure that a sufficient amount of content will be released in a DTS audio format or that manufacturers will continue offering DTS decoders in the consumer electronics products that they sell.

Demand for our Connected Car technologies, including HD Radio, may be insufficient to sustain projected growth.

Demand for and adoption of our Connected Car technologies, including HD Radio, DTS AutoStage, and DTS AutoSense, may not be sufficient for us to continue to increase the number of customers for these technologies, which include IC manufacturers, manufacturers of broadcast transmission equipment, consumer electronics product manufacturers, component manufacturers, data service providers, manufacturers of specialized and test equipment and radio broadcasters, automobile manufacturers and Tier 1 suppliers to automobile manufacturers.

Demand for our automotive technologies, including HD Radio, DTS AutoStage, and DTS AutoSense, also may be impacted by declines in the automotive industry which historically has been cyclical and experienced downturns during declining economic conditions. The persistent downturn in the automotive markets resulting from the COVID-19 pandemic and related events reduced demand for these technologies. There is no guarantee that growth trends will return to our pre-pandemic level, and a sustained reduction in our automotive-based royalties may cause us to fail to meet our previously projected growth rates.

Furthermore, demand for and adoption of our DTS AutoStage and DTS AutoSense technologies and services may not continue to increase and may face increased competition from existing suppliers or new entrants providing the same or similar services.

Among other things, continuing and increased consumer acceptance of HD Radio technology will depend upon:

•
the number of radio stations broadcasting digitally using HD Radio technology;
•
the willingness of automobile manufacturers to include HD Radio receivers in their vehicles;
•
the willingness of Tier 1 suppliers to incorporate HD Radio technology into their products;
•
the cost and availability of HD Radio enabled products; and
•
the marketing and pricing strategies that we employ and that are employed by our customers and retailers.

Continuing and increased consumer acceptance of DTS AutoStage technology will depend upon, among other things:

•
the willingness of automobile manufacturers to include DTS AutoStage technology in their vehicles;
•
the willingness of Tier 1 suppliers to incorporate DTS AutoStage technology into their products;
•
the deployment of broadband connectivity in vehicles, including through built-in modems or phone tethering;
•
the demand by end users for the services provided by the DTS AutoStage technology in their vehicles;
•
the ability to scale and provide the DTS AutoStage services without service interruptions;
•
the ability to acquire content or licenses to content distributed by the DTS AutoStage services;
•
the continued participation and support by broadcasters and content owners of the DTS AutoStage technology and services; and
•
the marketing and pricing strategies that we employ and that are employed by our customers and retailers.

The DTS AutoStage technology is dependent on broadband connectivity within the vehicle. A slower deployment or adoption of broadband connectivity within automobiles could negatively impact the deployment of DTS AutoStage technology. The DTS AutoStage technology and services also rely upon content and metadata, which may have been licensed or acquired from third-party content owners or licensors, third-party service providers, and internet and intranet infrastructure outside of our control.

Continuing and increased consumer acceptance of DTS AutoSense technology will depend upon, among other things:

•
the willingness of automobile manufacturers to include DTS AutoSense technology in their vehicles;
•
the willingness of Tier 1 suppliers to incorporate DTS AutoSense technology into their products;
•
the demand by end users for the services provided by the DTS AutoSense technology in their vehicles;
•
legal, regulatory, safety, and industry requirements that may apply to DTS AutoSense; and
•
the marketing and pricing strategies that we employ and that are employed by our customers.

If we are unable to further penetrate the streaming and downloadable content delivery markets and adapt our technologies for those markets, our royalties and ability to grow our business could be adversely impacted.

Prior to the advent of streaming and downloadable content services, video and audio content was purchased and consumed primarily via optical disc-based media. The growth of the internet and network-connected device usage, along with the rapid advancement of online and mobile content delivery, has resulted in download and streaming services becoming mainstream with consumers in various parts of the world. We expect the shift away from optical disc-based media to streaming and downloadable content consumption to continue. If we fail to continue to further penetrate the streaming and downloadable content delivery market, our business could suffer.

The services that provide content from the internet are not generally governed by international or national standards and are thus free to choose any media format(s) to deliver their products and services. This freedom of choice on the part of online content providers could limit our ability to grow if such content providers do not incorporate our technologies into their services, which could affect demand for our technologies.

Furthermore, our inclusion in mobile and other network-connected devices may be less profitable for us than optical disc players. The online and mobile markets are characterized by intense competition, evolving industry standards and business and distribution models, disruptive software and hardware technology developments, frequent new product and service introductions, short product and service life cycles, and price sensitivity on the part of consumers, all of which may result in downward pressure on pricing. If we are unable to adequately and timely respond to the foregoing, our business, financial condition and results of operations could be adversely affected.

The success of certain of our solutions depends on the interoperability of our technologies with consumer hardware devices.

To be successful, we design certain of our solutions to interoperate effectively with a variety of consumer hardware devices, including PCs, tablets, smartphones, TVs, set-top boxes, video game consoles, MP3 devices, multi-media storage devices, portable media players, DVD players and recorders, Blu-ray players, digital still cameras, and digital camcorders. Certain of our TiVo products rely on multiple systems operator support of CableCARD. We depend on significant cooperation with manufacturers of these devices and the components integrated into these devices, as well as software providers that create the operating systems for such devices, to incorporate certain of our technologies into their product offerings and ensure consistent playback of encoded files. Currently, a limited number of devices are designed to support certain of our technologies. If we are unsuccessful in causing component manufacturers, device manufacturers and software providers to integrate certain of our technologies into their product offerings, those technologies may become less accessible to consumers, which would adversely affect our business, financial condition and results of operations.

Our failure to adequately manage our increasingly complex distribution agreements, including licensing, development and engineering services, may cause unexpected delays and loss of revenue in the deployment of advanced television solutions.

In connection with our deployment arrangements for TiVo products, we engage in complex licensing, development and engineering services arrangements with our marketing partners and distributors. These deployment agreements with television service providers usually provide for some or all of the following deliverables: software engineering services, solution integration services, hosting the TiVo service, maintenance and support. In general, these contracts are long-term and complex and often rely on the timely performance of such television service provider’s third-party vendors that are outside of our control. The engineering services and technology we agree to provide and/or develop may be essential to the functionality of the licensed software and delivered product or such software may involve significant customization and modification for each customer. We have experienced in the past, and may in the future, experience delays in delivery with television service providers as well as significant increases in expected costs of development and performance in certain instances. Additional delays could lead to additional costs and adverse accounting treatments, potentially resulting in us recognizing costs earlier than expected. If we are unable to deliver the contracted-for technology, including specified customizations and modifications, and services in a timely manner or at all, then we could face penalties in the form of unreimbursed engineering development work, loss of subscriber or minimum financial commitments on the part of our partners or in extreme cases, the early termination of such distribution agreements. In any such case, our business, financial condition and results of operation may be harmed.

We make significant investments in new products and services that may not achieve technological feasibility or profitability or that may limit our growth.

We have made and will continue to make significant investments in research, development, and marketing of new technologies, products and services, including audio, imaging and media, as well as through our Perceive subsidiary and its hardware and software solutions for high-performance inference at the edge. Investments in new technologies are speculative and technological feasibility may not be achieved. Commercial success depends on many factors including demand for innovative technology, availability of materials and equipment, selling price the market is willing to bear, competition and effective licensing or product sales. We may not achieve significant revenue from new product and service investments for a number of years, if at all. Moreover, new technologies, products and services may not be profitable, and even if they are profitable, operating margins for new products and businesses may not be as high as the margins we have experienced historically or originally anticipated.

For example, we have incurred, and expect to continue to incur, substantial research and development expenses through our Perceive subsidiary focused on delivering edge inference solutions. We do not have prior experience as a company in the development or marketing of similar hardware or software. We will need to continue to find and hire qualified and experienced personnel to advance this new business. In addition, chip technologies such as those we are developing are subject to supply chain disruptions, cost pressures, extensive competition, and a relentless pace of innovation. These new products could be copied or functionally surpassed by other designers, manufacturers, or innovators, some of whom may have far greater financial resources than us, and who may be able to develop products with greater capabilities or lower cost. Potential customers may also be hesitant in adopting new chip technologies or hardware and may instead turn to competitors who offer competing products in different deployment models. Our technologies may also require potential customers to adapt their existing software to fully realize their advantages. Delays or reluctance by customers to adapt their software could affect the success of these technologies in the marketplace, which may adversely impact our business, financial condition and results of operation.

Our products and services could be susceptible to errors, defects, or unintended performance problems that could result in lost revenue, liability or delayed or limited market acceptance.

We develop and offer complex solutions, which we license and otherwise provide to customers. The performance of these solutions typically involves working with sophisticated software, computing and communications systems.

Due to the complexity of these products and services, and despite our quality assurance testing, the products may contain undetected defects or errors that may affect the proper use or application of such products or services by the customer. Because certain of our products and services are embedded in hardware, digital content and other software, or rely on stable transmissions, our solutions’ performance could unintentionally jeopardize our customers’ product performance. Because customers rely on our products and services as used in their hardware, software and applications, defects or errors in our products or services may discourage customers from purchasing our products or services.

These defects or errors could also result in product liability, service level agreement claims or warranty claims. Although we attempt to reduce the risk of losses resulting from these claims through warranty disclaimers and limitation of liability clauses in our agreements, these contractual provisions may not be enforceable in every instance. Any such defects, errors, or unintended performance problems in existing or new products or services, and any inability to meet customer expectations in a timely manner, could result in loss of revenue or market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation, increased insurance costs and increased service costs, any of which could materially harm our business, financial condition and results of operation.

Dependence on the cooperation of third parties for the provision and delivery of our metadata may adversely affect our revenue.

We use metadata in certain of our products and services, including Pay TV and Connected Car, and we distribute metadata as a revenue generating activity. We rely on third-party providers to deliver our metadata to our customers, including automobiles and some of the CE devices that include our user experience (UX) and interactive program guides. Further, our national data network provides customized and localized listings for pay TV and licensees of our data used in third-party products, including third-party interactive program guides. In addition, we purchase certain metadata from commercial vendors that we redistribute. The quality, accuracy and timeliness of that metadata may not continue to meet our standards or be acceptable to consumers. There can be no assurance that commercial vendors, including metadata providers, will distribute data to us without error, or at all, or that the agreements that govern some of these relationships can be maintained on favorable economic terms.

Technological changes may also impede the ability to distribute metadata. Our inability to renew these existing arrangements on terms that are favorable to us, or enter into alternative arrangements that allow us to effectively provide and transmit our metadata to customers, could have a material adverse effect on our businesses that leverage metadata, including our interactive program guide business, and could damage the attractiveness of our metadata offerings to our customers or could increase the costs associated with providing our metadata offerings, and cause our revenue or margins to decline, which would adversely impact business, financial condition and results of operation.

We depend on a limited number of third parties to design, manufacture, distribute and supply hardware devices upon which our TiVo software and service operate.

Our TiVo software and services operate on a number of hardware products, including DVR and non-DVR set-top-boxes and TVs with TiVo OS that are, or in the case of TVs with TiVo OS, will be, produced by third-party hardware companies. If we fail to effectively manage the integration of our software and services with our hardware partners’ devices, we or our manufacturing partners could suffer from product recalls, poorly performing products and higher than anticipated warranty costs. We have contracted for the design, manufacture and distribution of certain TiVo-branded DVRs and non-DVRs with a third-party partner. This third-party partner does not typically enter into long-term volume commitments with the major retail distributors. We currently rely on our TiVo-branded hardware partner’s relationships with major retail distributors, including Best Buy, Amazon and others, for the distribution of TiVo-enabled DVRs and non-DVR products within the United States. If one or several major retail partners were to discontinue selling TiVo-enabled products, the volume of such products sold to consumers could decrease, which could harm TiVo’s business.

For TiVo OS, we are relying on these third-party hardware companies to assist in the development, distribution and launch of a new market entry product. If one or more of these third parties is unable or unwilling to meet its obligations regarding such entry, the success of TiVo OS could be harmed.

We also depend on a third-party partner for certain TiVo-branded hardware devices that are sold through the TiVo website. If this third-party partner fails to perform its obligations, we may be unable to find alternative suppliers or deliver our products and services sold through the TiVo website in a timely manner or with the features and functionality customers expect. In addition, our third-party partner may depend on sole suppliers for key components and services in order to manufacture DVRs and non-DVR set top boxes which run our software, and they may be subject to risks of supply shortages and unexpected cost increases, including the supply chain disruption resulting from the COVID-19 pandemic and other macroeconomic factors. Additionally, certain features and functionalities of our TiVo service and DVRs depend on third-party components and technologies. If we or our third-party partners are unable to purchase or license such third-party components or technologies, we may not be able to offer certain related features and functionalities to our customers. In such a case, the desirability of our products to our customers could be reduced, thus harming our business, financial condition and results of operation.

We also rely on third parties to whom we outsource supply chain activities related to inventory warehousing, order fulfillment, distribution and other direct sales logistics to provide cost-effective and efficient supply chain services. We cannot be sure that these parties will perform their obligations as expected or that any revenue, cost savings or other benefits will be derived from the efforts of these parties. If one or several of our third-party supply chain partners were to discontinue service to us, our ability to fulfill sales orders through the TiVo website and distribute inventory timely, cost effectively, or at all, may be delayed or prevented, which could harm our business, financial condition and results of operation. Any of these events could require us to undertake unforeseen additional responsibilities or devote additional resources to commercialize our TiVo service. Any of these outcomes could harm our ability to compete effectively and achieve increased market acceptance and brand recognition.

We maintain inventories of TiVo-branded products based on our demand forecast, which may be incorrect and lead to excess or insufficient inventory.

In connection with our sales of TiVo-branded products through the TiVo website, we maintain an inventory of certain DVR and non-DVR products based on our demand forecast. Due to the seasonality in our business and the nature of long-lead time product development and manufacturing cycles, we make demand forecasts for these products well in advance of our peak selling periods. As such, we are subject to risks in managing the inventory needs of our business during the year, including estimating the appropriate quantity and mix of demand across our older and newer DVR and non-DVR products. Should actual market conditions differ from our estimates, our future results of operations could be materially affected. Our ability to forecast demand accurately and maintain appropriate inventory may also be adversely affected by factors that are difficult to predict, such as global supply chain disruptions. Excess purchase commitments as a result of unforeseen changes in our sales forecast, pricing terms or cost structures may require us to record a loss that may adversely affect our business, financial condition and results of operations.

Qualifying, certifying and supporting our technologies, products and services is time-consuming and expensive.

We devote significant time and resources to qualify and support our software products on various automotive, personal computer, CE and mobile platforms, including operating systems from Apple, Google and Microsoft. In addition, we maintain high-quality standards for products that incorporate our technologies, products and services through a quality control certification process. To the extent that any previously qualified, certified and/or supported platform, product or service is modified or upgraded, or our business expands into new regions that may have different or additional requirements, or we need to qualify, certify or support a new platform, product or service, we could be required to expend additional engineering time and resources, which could delay the launch of such technologies, products or services and add significantly to our development expenses, which may adversely affect our business, financial condition and results of operations.

We are exposed to the risks related to international sales and operations.

We derive a large portion of our total revenue from operations outside of the United States. Therefore, we face exposure to risks of operating in many foreign countries, including:

•
difficulties and costs associated with complying with a wide variety of complex laws, treaties, regulations and compliance requirements;
•
fluctuations in foreign currency exchange rates;

•
restrictions on, or difficulties and costs associated with, the repatriation of cash from foreign countries to the United States;
•
earnings and cash flows that may be subject to tax withholding requirements or the imposition of tariffs;
•
political and economic instability, trade conflict and international hostilities;
•
unexpected changes in political or regulatory environments;
•
differing employment practices, labor compliance and costs associated with a global workforce;
•
exchange controls or other restrictions;
•
import and export restrictions and other trade barriers;
•
difficulties in maintaining overseas subsidiaries and international operations; and
•
difficulties in obtaining approval for significant transactions.

Any one or more of the above factors may adversely affect our international operations and could significantly affect our business, financial condition, results of operations and cash flows. The results of our operations will be dependent to a large extent upon the global economy. Geopolitical factors such as terrorist activities, armed conflict (such as the current Russia/Ukraine conflict) or global health conditions that adversely affect the global economy may adversely affect our business, financial condition and results of operations.

We are also subject to risks associated with compliance with applicable anti-corruption laws, including the Foreign Corrupt Practices Act (“FCPA”), which generally prohibits companies and their employees and intermediaries from making payments to foreign officials for the purpose of obtaining an advantage or benefits, and requires public companies to maintain accurate books and records and a system of internal accounting controls. Under these laws, companies may be held liable for actions taken by directors, officers, employees, agents, or other partners or representatives. If we or our intermediaries fail to comply with the requirements of the FCPA or similar laws, governmental authorities could commence an investigation or seek to impose civil and criminal fines and penalties which could have a material adverse effect on our business, financial condition and results of operations.

Additionally, our business could be materially adversely affected if foreign markets do not continue to develop, if we do not receive additional orders to supply our technologies, products or services for use by international pay TV service providers, TV, CE and set-top-box manufacturers, PPV/VOD providers and others, or if regulations governing our international business change. Changes to the statutes or regulations with respect to export of encryption technologies could require us to redesign our products or technologies or prevent us from selling our products and licensing our technologies internationally.

Uncertainty and instability resulting from the war between Russia and Ukraine could negatively impact our business, financial condition and operations.

Russia’s invasion of Ukraine and the uncertainty surrounding the escalating war could continue to negatively impact global and regional economic conditions and financial markets, which may adversely affect our business operations. In response to the war, the United States, European Union and other countries have imposed financial and economic sanctions against Russia and certain businesses and companies associated with Russia, which created and may continue to create, market disruption and volatility and instability in the geopolitical environment. The extent to which this conflict escalates to or involves other countries such as China, and the resulting impact of sanctions on the global market, including supply chain disruptions, shortage of energy supplies and raw materials, inflation, cyberwarfare, consumer confidence, and spending in the United States and other countries in which we operate, remains uncertain. While we do not currently generate sales or have locations or employees in those two countries, we outsource some of our engineering activities to a small number of third-party contractors that have employees and operations located in Ukraine, and any escalation of conflicts in the area could have an adverse impact on our third-party contractors. If the war continues without resolution, it may lead to further sanctions, embargoes, regional instability, geopolitical shifts and recession in the global economy, any of which may adversely affect our business, financial condition and results of operations.

Further deterioration of trade relations between the United States and China, other trade conflicts and barriers, economic sanctions, and national security protection policies could limit or prevent existing or potential customers from doing business with us.

The increased trade conflicts between the United States and its major trading partners in recent years, evidenced by trade restrictions such as tariffs, taxes, export controls, economic sanctions, and enhanced policies designed to protect national security, have had and may continue to have adverse impact on our revenue if such policies continue. In particular, our business and sales activities have been impacted due to the increase in trade conflicts between the United States and China. Further U. S. government actions to protect domestic economic and security interests could lead to further restrictions. Moreover, growing trade conflicts and uncertainties may lead to decreased use of foreign-owned technologies in China and other countries, due to efforts by foreign governments and enterprises to find alternative sources of supply, to develop proprietary domestic technologies, and otherwise to reduce reliance on foreign technology sources. Any such trends could have a material adverse impact on our revenue.

Our systems, networks and online business activities and those of third parties that we utilize in our operations are subject to cybersecurity and stability risks, information technology system failures, and security breaches.

Despite our provisions for system redundancy and the implementation of security measures within our internal and external information technology and networking systems, our information technology systems and those of third parties that we utilize in our operations may be subject to security breaches, unauthorized access (malicious or accidental), misuse of information by authorized users, data leaks or unintentional exposure of information, failed processes or other bugs, loss of data, damages from computer viruses or malware, natural disasters, terrorism, telecommunication failures or disruption of service. In addition, our online business activities depend on the ability to store and transmit confidential information and licensed intellectual property securely on our systems, third-party systems and over private, hybrid and public networks. Any compromise of our ability to store or transmit such information and data securely or reliably, and any costs associated with preventing or eliminating such problems, could harm our business, financial condition and results of operations. Our storage and online transmissions and business activities are subject to a number of security and stability risks, including:

•
our own or licensed encryption and authentication technology, or access or security procedures, may be compromised, breached or otherwise be insufficient to ensure the security of customer information or intellectual property;
•
we could experience unauthorized access, computer viruses, ransomware, system interference or destruction, “denial of service” attacks and other disruptive problems, whether intentional or accidental, that may inhibit or prevent access to our websites and infrastructure or use of our products and services, or cause customer information or other sensitive information to be disclosed to a perpetrator, others or the general public;
•
someone could circumvent our security measures and misappropriate our information or our customers’ proprietary information or content or interrupt operations, or jeopardize our licensing arrangements, many of which are contingent on our sustaining appropriate security protections;
•
our computer systems could fail and lead to service interruptions or downtime for television, other media services, or websites, which may include e-commerce websites;
•
we could inadvertently disclose customer information; or
•
we may need to grow, upgrade, resize, reconfigure or relocate our data centers, or migrate to third-party cloud storage services, in response to changing business needs, which may be costly and lead to unplanned disruptions of service.

Each of the foregoing risks also applies to the computer systems of third parties that we rely upon in our operations, including our suppliers and vendors, including providers of cloud storage and services. We do not have control over the security protocols of third-party cloud service providers, and if such providers experience cyber-attacks and information system breaches, it can harm our business operations and undercut our ability to serve our customers, which may adversely affect our financial condition and results of operations.

The occurrence of any of these or similar events could damage our business, hurt our ability to distribute products and services and collect revenue, threaten the proprietary or confidential nature of our technology, harm our reputation, increase the costs of our ongoing cybersecurity protections and enhancements or to remedy damages caused by breaches or disruptions, and expose us to litigation and other liabilities. Because some of our technologies are intended to inhibit use of or restrict access to our customers’ intellectual property, we may become the target of hackers or other persons whose use of or access to our customers’ intellectual property is affected by our technologies. Also, hackers may, for financial gain or other motives, seek to infiltrate or damage our systems, or obtain sensitive business information or customer information. We also may be exposed to customer claims, or other liability, in connection with any security breach or inadvertent disclosure. We may be required to expend significant capital or other resources to protect against the threat of security breaches, hacker attacks or system malfunctions or to alleviate problems caused by such breaches, attacks or failures.

Our product and service offerings rely on a variety of systems, networks and databases, many of which are maintained by us at our data centers or third-party data centers (e.g., cloud services). We do not have complete redundancy for all of our systems, and we do not maintain real-time back-up of all of our data, so in the event of significant system disruption, particularly during peak periods, we could experience loss of data processing capabilities, which could prevent us from providing our products and services to our customers for an uncertain amount of time. Notwithstanding our efforts to protect against “down time” for products and services, we do occasionally experience unplanned outages or technical difficulties, which could harm our business operations.

Additionally, from time to time, we may determine to update or upgrade our information systems, or conduct system migrations. These changes may be costly and disruptive to our operations, could impose substantial demands on management time, and could harm our business operations if not implemented properly or promptly.

Some software we provide may be subject to “open source” licenses, which may restrict how we use or distribute our software or require that we release the source code of certain products subject to those licenses.

Some of the products we support and some of our proprietary technologies incorporate open source software such as open source codecs that may be subject to the Lesser GNU Public License or other open source licenses. The Lesser GNU Public License and other open source licenses may require that source code subject to the license be released or made available to the public. Such open source licenses may mandate that software developed based on source code that is subject to the open source license, or combined in specific ways with such open source software, become subject to the open source license. We take steps to ensure that proprietary software we do not wish to disclose is not combined with, or does not incorporate, open source software in ways that would require such proprietary software to be subject to an open source license. However, few courts have interpreted the Lesser GNU Public License or other open source licenses, and the manner in which these licenses may be interpreted and enforced is therefore subject to some uncertainty. We often take steps to disclose source code for which disclosure is required under an open source license, but it is possible that we have or will make mistakes in doing so, which could negatively impact our brand or our adoption in the community, or could expose us to additional liability. In addition, we rely on multiple software programmers to design our proprietary products and technologies. Although we take steps to ensure that our programmers (both internal and outsourced) do not include open source software in products and technologies we intend to keep proprietary, we cannot be certain that open source software is not incorporated into products and technologies we intend to keep proprietary. In the event that portions of our proprietary technology are determined to be subject to an open source license, or are intentionally released under an open source license, we could be required to publicly release the relevant portions of our source code, which could reduce or eliminate our ability to commercialize our products and technologies. Also, in relying on multiple software programmers to design products and technologies that we ultimately end up releasing in the open source community, we may discover that one or multiple such programmers have included code or language that would be embarrassing to us, which could negatively impact our brand or our adoption in the community, or could expose us to additional liability. Such additional liability could include claims that result in litigation, require us to seek licenses from third-parties in order to keep offering our software, require us to re-engineer our software, require us to release proprietary source code, require us to provide indemnification or otherwise subject us to liability to a customer or supplier, or require us to discontinue the sale of a product in the event re-engineering cannot be accomplished in a timely manner, any of which may adversely affect our business, financial condition and results of operations.

Risks Related to Financial Matters

If our goodwill and other intangible assets become impaired, we may be required to record a significant charge to earnings.

In addition to internal development, we have acquired and intend to continue to acquire additional businesses, technology and intellectual property through strategic relationships and transactions. We believe these strategic relationships and transactions will enhance the competitiveness and size of our current business and provide diversification into markets and technologies that complement our current business. Future transactions could be in the form of asset purchases, equity investments, or business combinations. As a result, we may have significant goodwill from such transactions and other intangible assets which are amortized over their estimated useful lives. We have in the past and may in the future incur significant charges as a result of impairment of goodwill or other intangible assets. For example, we incurred $604.6 million of goodwill impairment charges in the second half of 2022. These goodwill impairment charges triggered an evaluation of potential impairment of other intangible assets in both the third and fourth quarters of 2022, however these evaluations did not result in additional impairment charges. We review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable or the useful life is shorter than originally estimated. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable or other intangible assets may not be recoverable include a decline in future cash flows, fluctuations in market capitalization, slower growth rates in our industry or slower than anticipated adoption of our products by our customers. As we continue to review for factors that may affect our business which may not be in our control, we may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of goodwill and other intangible assets or equity investments is determined, resulting in an adverse impact on our business, financial position and results of operations.

Changes in our tax rates or exposure to additional tax assessments may adversely affect our effective tax rates and negatively affect our business and financial condition.

We are subject to U.S. federal and state income taxes, as well as taxes in various international jurisdictions. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various jurisdictions where we operate. Our effective tax rate could be adversely affected by numerous factors, including the passage of new tax laws, changes in the interpretation of tax laws, changes in the mix of our profitability from state to state and from country to country, changes to our operating structure, changes in the amount of payments from our U.S. entities to related foreign entities, our inability to secure or sustain acceptable agreements with tax authorities and changes in our deferred tax assets and liabilities, including changes in our ability to realize our deferred tax assets.

In addition, U.S. federal, U.S. state, and foreign tax jurisdictions may examine our income tax returns, including income tax returns of acquired companies and acquired tax attributes included therein. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. In making such assessments, we exercise judgment in estimating our provision for income taxes. While we believe our estimates are reasonable, we cannot ensure that the final determination from these examinations will not be materially different from that reflected in our income tax provisions and accruals. Any adverse outcome from these examinations may have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Regulatory and Legal Matters

New governmental regulations or new interpretations of existing laws, including legislative initiatives, could cause legal uncertainties and result in harm to our business.

Consumer rights advocates and other constituencies continuously challenge copyright law through both legislative and judicial actions. If our copyright protections are compromised, or devices that can circumvent our technology are permitted by law and become prevalent, this could result in reduced demand for our technologies, and our business would be harmed.

Many laws and regulations are pending and may be adopted by the U.S. federal government, individual states and local jurisdictions and other countries with respect to the internet. These laws may relate to many areas that impact our business, including intellectual property rights, digital rights management, copyright, property ownership, privacy, taxation, and the CE, automotive, and television industry. These types of regulations are likely to differ between countries and other political and geographic divisions. Changes to or the interpretation of these laws could increase our costs, expose us to increased litigation risk, substantial defense costs and other liabilities or require us or our customers to change business practices. Laws or regulations could be interpreted to prevent or limit access to some or all television signals by certain CE devices, or impose limits on the number of copies, the ability to transfer or move copies, or the length of time a consumer may retain copies of some or all types of television programming.

In addition, the automotive, satellite transmission, cable, and telecommunications industries are subject to pervasive regulation, both in the United States and in other countries. For example, Federal Communications Commission (“FCC”) in the United States has licensing and other requirements, in addition to extensive regulation by local and state authorities. The FCC could promulgate new regulations or interpret existing regulations in a manner that would cause us to incur significant compliance costs or force us to alter or eliminate certain features or functionality of our products or services, which may adversely affect our business. For example, the FCC could determine that certain of our products fail to comply with regulations concerning matters such as electrical interference, copy protection, digital tuners, accessibility for blind and deaf users, or display of television programming based on rating systems.

In the United States, the FCC regulates the broadcast radio industry, interprets laws enacted by Congress and establishes and enforces regulations governing radio broadcasting. It is unclear what rules and regulations the FCC may adopt regarding digital audio broadcasting and what effect, if any, such rules and regulations will have on our product licensing business, the operations of stations using our HD Radio technology or consumer electronics manufacturers. Any additional rules and regulations imposed on digital audio broadcasting may adversely impact the attractiveness of HD Radio technology and negatively impact our business, financial condition and results of operations. Also, non-compliance by us, or by radio stations offering HD Radio broadcasts, with any FCC requirements or conditions could result in fines, additional license conditions, license revocation or other detrimental FCC actions.

It is difficult to anticipate the impact of current or future laws and regulations on our business. We may have significant expenses associated with staying appraised of and in compliance with local, state, federal, and international legislation and regulation of our business and in presenting our position on proposed laws and regulations.

We need to safeguard the security and privacy of our customers’ confidential data and remain in compliance with laws that govern such data, and any inability to do so may harm our reputation and brand and expose us to legal proceedings or investigations, fines, penalties, or other liability.

Our products, services and back-end information technology systems can collect and allow us to store individual viewer and account preferences as well as other data our customers may consider confidential or may be considered personal information or personal data under applicable regulatory schemes. To provide better consumer experiences and to operate effectively, and for our analytics business, advertising monetization and other businesses, we collect certain information from users. Collection and use of such information may be subject to U.S. federal, state and international privacy and data collection laws and regulations, and standards used by credit card companies applicable to merchants processing credit card details. We may also be subject to third-party privacy policies, permissions and obligations we owe to third parties, including, for example, those of pay TV service providers. We post our privacy policies concerning the collection, use and disclosure of user data, including interactions between client and the back-end information technology systems. Privacy concerns and changing regulations, however, could create uncertainty in the marketplace for TVs, advertising monetization and for our products and services more generally. Any failure by us to comply with privacy policies or contractual obligations, any failure to comply with standards set by credit card companies relating to privacy or data collection, any failure to conform the privacy policy to changing aspects of our business or applicable law, or any existing or new legislation regarding privacy issues could impact our data collection and monetization efforts and subject us to fines, litigation or other liability.

Further, our compliance with such laws dealing with the use, collection and processing of such customer data, including personal data and personal information, is core to our strategy. These laws are increasing in number, enforcement, fines and other penalties. All states have adopted laws requiring notice to consumers of a security breach implicating their personal information. In the event of a security breach, these laws may subject us to incident response, notice, mitigation, and remediation costs, as well as costs associated with any investigations that might arise from federal regulatory agencies and state attorneys general. Failure to safeguard data adequately or to destroy data securely in light of data handling best practices, could subject us to regulatory investigations or enforcement actions under federal or state data security, unfair practices, or consumer protection laws. The scope, interpretation and requirements of these laws could change and the associated burdens and compliance costs could increase in the future. Two such governmental regulations that have significant implications for our products and services are the European Union’s General Data Protection Regulation and the California Consumer Privacy Act as amended by the California Privacy Rights Act of 2020. The privacy regulations we are subject to are worldwide and include various locations, including North America, the European Union, Asia Pacific and Latin America regions.

Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. If we fail to comply with any such laws or regulations, we may face significant fines and penalties that may adversely affect our business, financial condition and results of operations, and could damage and harm our reputation. Furthermore, the laws are not consistent among various international and state jurisdictions, and compliance in the event of a widespread data breach is costly.

In addition, the Children’s Online Privacy Protection Act imposes civil and criminal penalties on persons collecting personal information from children under the age of 13. We do not knowingly distribute harmful materials to minors, direct our websites or services to children under the age of 13, or collect personal information from children under the age of 13. However, we are not able to control the ways in which consumers use our technology, and our technology may be used for purposes that we do not have control over that may violate this law or other similar laws. The manner in which such laws may be interpreted and enforced cannot be fully determined, and future legislation could subject us to liability if we were deemed to be non-compliant. Other jurisdictions have laws and regulations governing the collection of personal data from minors (age of majority determined independently in each jurisdiction), the materials we distribute to the minors, and the medium through which they are distributed.

Further, if our technological security measures are compromised, our customers may curtail or stop use of our products and services. Our or our partners’ products and services such as DVRs and Smart TVs “Powered by TiVo” may contain the private information of our customers, and security breaches could expose us to a risk of loss of this information, which could result in potential liability and litigation.

Current and future governmental and industry standards may significantly limit our business opportunities.

Technology standards are important in the audio and video industry as they help to assure compatibility across a system or series of products. Generally, standards adoption occurs on either a mandatory basis, requiring a particular technology to be available in a particular product or medium, or an optional basis, meaning that a particular technology may be, but is not required to be, utilized. If standards are re-examined or a new standard is developed in which we are not included, our growth in that area of our business could be significantly lower than expected.

As new technologies and entertainment media emerge, new standards relating to these technologies or media may develop. New standards may also emerge in existing markets that are currently characterized by competing formats, such as the automotive market or the market for TVs or PCs. We may not be successful in our efforts to include our technology in any such standards.

Standards sometimes require implementors or contributors to offer to license their relevant intellectual property on reasonable and non-discriminatory terms (RAND) or on fair, reasonable, and non-discriminatory terms (FRAND), but if standards that may apply to our technologies start requiring implementors or contributors to license their relevant intellectual property on a reasonable and non-discriminatory, zero royalty (RAND-Z) or reasonable and non-discriminatory, royalty free (RAND-RF) basis, it may affect our ability to be compensated for our technologies that may be included in such standards.

Our activities to advertise, market and sell our services directly to consumers are highly regulated by constantly evolving state and federal laws and regulations.

We engage in various advertising, marketing and other promotional activities. For instance, in the past, we have offered sweepstakes, gift subscriptions and mail-in-rebates to consumers, which are subject to state and federal laws and regulations. A constantly evolving network of state and federal laws is increasingly regulating these promotional activities. Additionally, we enter into subscription service contracts directly with consumers which govern both our provision of and the consumers' payment for the TiVo service. For example, consumers who activate new monthly subscriptions to the TiVo service may be required to commit to pay for the TiVo service for a minimum of one year or be subject to an early termination fee if they terminate prior to the expiration of their commitment period. If the terms of our subscription service contracts with consumers, such as our imposition of an early termination fee, or sweepstakes, rebate or gift subscription programs were to violate state or federal laws or regulations, we could be subject to lawsuits, penalties, enforcement actions, and/or negative publicity in which case our business, financial condition and results of operations could be harmed.

Risks Relating to the Separation

We may be unable to achieve some or all of the benefits that we expect to achieve from our Separation.

We may not be able to achieve the full strategic, financial, operational or other benefits expected to result from the Separation, or such benefits may be delayed or not occur at all. The Separation and Distribution are expected to provide the following benefits, among others:

•
eliminating competing priorities for capital allocation between the Former Parent’s product and IP licensing businesses;
•
enabling our management team to better focus on strengthening our core businesses and operations;
•
enhancing operational flexibility for our businesses, particularly in dealing with suppliers and customers;
•
streamlining the investment profiles to our business and may enhance their marketability;
•
improving access to talent by allowing us to capitalize on our distinct cultures and recruitment strategies.

However, we may be unable to achieve some or all of these benefits. In addition, post-separation activities continue to require significant amounts of management’s time and effort, which may divert management’s attention from operating and growing our business. Further, as an independent public company, we may be more susceptible to market fluctuations and other adverse events and our business is less diversified than when we were part of our Former Parent. If we fail to achieve some or all of the benefits that we expect to achieve as an independent company, or do not achieve them in the time we expect, our business, financial condition and results of operations could be materially and adversely affected.

If the Distribution, together with certain related transactions, were to fail to qualify for non-recognition treatment for U.S. federal income tax purposes, then we and our stockholders could be subject to significant tax and liability.

Our Former Parent received a Tax Opinion from the law firm Skadden, Arps, Slate, Meagher & Flom LLP (“Skadden”), our external legal advisors in connection with the Separation, in form and substance acceptable to Xperi, substantially to the effect that, among other things, the Distribution and certain related transactions would qualify as a tax-free transaction under sections 355 and 368(a)(1)(D) of the Internal Revenue Code (the “Code”). Additionally, our Former Parent received an IRS Ruling, substantially to the effect that, among other things, the Distribution would qualify as a tax-free transaction under sections 355 and 368(a)(1)(D) of the Code. The IRS Ruling and the Tax Opinion relied on certain facts, assumptions, and undertakings, and certain representations from our Former Parent and us, regarding the past and future conduct of both respective businesses and other matters, including those discussed in the risk factor immediately below. The Tax Opinion also relied on the continued validity of the IRS Ruling (as described below). Notwithstanding the Tax Opinion and the IRS Ruling, the IRS could determine on audit that the Distribution or certain related transactions should be treated as a taxable transaction if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated, or that the Distribution should be taxable for other reasons, including if the IRS were to disagree with the conclusions of the Tax Opinion that are not covered by the IRS Ruling.

If certain related transactions, including certain transactions undertaken pursuant to the Internal Reorganization and Business Realignment that were intended to qualify for tax-free treatment, fail to qualify for tax-free treatment under U.S. federal, state, local tax and/or foreign tax law, we and our Former Parent could incur significant tax liabilities and/or lose significant tax attributes under U.S. federal, state, local and/or foreign tax law.

Generally, taxes resulting from the failure of the Distribution to qualify for non-recognition treatment for U.S. federal income tax purposes would be imposed on us and our stockholders. Under the Tax Matters Agreement that we entered into with our Former Parent, we are generally responsible for any taxes that arise from the failure of the Distribution to qualify as tax-free for U.S. federal income tax purposes within the meaning of section 355 of the Code or from the failure of certain related transactions to qualify for tax-free treatment to the extent such failure to qualify is attributable to actions, events or transactions relating to our or our affiliates’ stock, assets or business, or any breach of our representations, covenants or obligations under the Tax Matters Agreement (or any other agreement we enter into in connection with the Separation and Distribution), the materials submitted to the IRS in connection with the IRS ruling, or our representations made in any representation letter provided to Skadden in connection with the Tax Opinion. Our Former Parent is separately responsible for any taxes that arise from the failure of the Distribution to qualify as tax-free for U.S. federal income tax purposes within the meaning of section 355 of the Code or the failure of certain related transactions to qualify for tax-free treatment, to the extent such failure to qualify is attributable to actions, events or transactions relating to our Former Parent’s or its affiliates’ stock, assets or business, or any breach of its representations, covenants or obligations under the Tax Matters Agreement (or any other agreement entered into in connection with the Separation and Distribution), the materials submitted to the IRS in connection with the IRS Ruling or the representations made in the representation letter provided to counsel in connection with the Tax Opinion.

If the Distribution fails to qualify for non-recognition treatment for U.S. federal income tax purposes for certain reasons relating to the overall structure of the Mergers and the Distribution, then under the Tax Matters Agreement, we and our Former Parent could share the tax liability resulting from such failure in accordance with our relative market capitalizations as of the Distribution Date (determined based on the average trading prices of each company’s stock during the ten trading days beginning on the Distribution Date). Events triggering an indemnification obligation under the Tax Matters Agreement include events occurring after the Distribution that cause our Former Parent to recognize a gain under section 355(e) of the Code, as discussed further below. Such tax amounts could be significant. To the extent that we are responsible for any liability under the Tax Matters Agreement, there could be a material adverse impact on our business, financial condition, results of operations and cash flows in future reporting periods.

The IRS may assert that the Mergers cause the Distribution and other related transactions to be taxable to our Former Parent, in which case we could be subject to significant indemnification liability.

Even if the Distribution otherwise constitutes a tax-free transaction to stockholders under section 355 of the Code, our Former Parent may be required to recognize corporate level tax on the Distribution and certain related transactions under section 355(e) of the Code if, as a result of the Mergers or other transactions considered part of a plan with the Distribution, there is a 50 percent or greater change of ownership in our Former Parent or us. Following the Mergers, and in anticipation of the Distribution, our Former Parent sought and received the IRS Ruling, which included a ruling from the IRS regarding the proper manner and methodology for measuring the common ownership in the stock of our Former Parent, Pre-Merger Xperi and Pre-Merger TiVo for purposes of determining whether there has been a 50 percent or greater change of ownership under section 355(e) of the Code. The Tax Opinion relies on the continued validity of the IRS Ruling, as well as certain factual representations from Xperi as to the extent of common ownership in the stock of Pre-Merger Xperi and Pre-Merger TiVo immediately prior to the Mergers. Based on the representations made by our Former Parent as to the common ownership in the stock of Pre-Merger Xperi and Pre-Merger TiVo immediately prior to the Mergers and assuming the continued validity of the IRS Ruling, the Tax Opinion concludes that there was not a 50 percent or greater change of ownership in our Former Parent, Pre-Merger Xperi or Pre-Merger TiVo for purposes of section 355(e) as a result of the Mergers. Notwithstanding the Tax Opinion and the IRS Ruling, the IRS could determine that the Distribution or a related transaction should nevertheless be treated as a taxable transaction to our Former Parent if it determines that any of the facts, assumptions, representations or undertakings of our Former Parent is not correct or that the Distribution should be taxable for other reasons, including if the IRS were to disagree with the conclusions in the Tax Opinion that are not covered by the IRS Ruling. If our Former Parent is required to recognize corporate level tax on the Distribution and certain related transactions under section 355(e) of the Code, then under the Tax Matters Agreement, we may be required to indemnify our Former Parent for all or a portion of such taxes, which could be a significant amount, if such taxes were the result of either direct or indirect transfers of our stock or certain reasons relating to the overall structure of the Mergers and the Distribution. For a more detailed description, see the section entitled “Certain Relationships and Related Party Transactions —Tax Matters Agreement.”

We are subject to continuing contingent tax-related liabilities of our Former Parent following the Distribution.

There are several significant areas where the liabilities of our Former Parent may become our obligations either in whole or in part. For example, under the Code and the related rules and regulations, each corporation that was a member of our Former Parent’s consolidated tax reporting group during any taxable period or portion of any taxable period ending on or before the effective time of the Distribution is jointly and severally liable for the U.S. federal income tax liability of the entire consolidated tax reporting group for such taxable period.

Additionally, to the extent that any subsidiary of ours was included in the consolidated tax reporting group of either Pre-Merger Xperi or Pre-Merger TiVo for any taxable period or portion of any taxable period ending on or before the effective date of the Mergers, such subsidiary is jointly and severally liable for the U.S. federal income tax liability of the entire consolidated tax reporting group of Pre-Merger Xperi or Pre-Merger TiVo, as applicable, for such taxable period. In connection with the Distribution, we entered into a Tax Matters Agreement with our Former Parent that allocates the responsibility for prior period consolidated taxes between Xperi Inc. and our Former Parent. If our Former Parent were unable to pay any prior period taxes for which it is responsible, however, we could be required to pay the entire amount of such taxes, and such amounts could be significant. Other provisions of U.S. federal, state, local, or foreign law may establish similar liability for other matters, including laws governing tax-qualified pension plans, as well as other contingent liabilities.

We may be required to adjust our tax accounts if our Former Parent utilizes certain pre-Separation tax attributes.

Our income tax expense for the year ended December 31, 2022 was calculated on a separate return basis as if we would file our tax return for the full twelve months in 2022. However, activities for periods prior to the Separation will generally be reported on U.S. Income tax returns filed by our Former Parent. As a result, income tax expense presented in our consolidated statements of operations for periods prior to the Separation may not necessarily be representative of the taxes that may arise in the future when we file our income tax returns independent from the Former Parent's returns. In the future, under the Tax Matters Agreement, our Former Parent may utilize certain of our tax attributes generated during pre-Separation periods in order to reduce its tax liability for tax years ended December 31, 2022 and earlier. If our Former Parent should utilize such attributes, we may be required to adjust our tax accounts which may negatively impact our financial results.

We agreed to numerous restrictions to preserve the tax-free treatment of the Distribution and certain related transactions in the United States, which may reduce our strategic and operating flexibility.

Our ability to engage in certain transactions could be limited or restricted to preserve, for U.S. federal income tax purposes, the tax-free nature of the Distribution by our Former Parent, and certain aspects of the Internal Reorganization and Business Realignment. As discussed above, even if the Distribution otherwise qualifies for tax-free treatment under section 355 of the Code, the Distribution may result in corporate-level taxable gain to our Former Parent under section 355(e) of the Code if a transaction results in a change of ownership of 50 percent or greater in us as part of a plan or series of related transactions that includes the Distribution. The process for determining whether an acquisition or issuance triggering these provisions has occurred, the extent to which any such acquisition or issuance results in a change of ownership and the cumulative effect of any such acquisition or issuance together with any prior acquisitions or issuances (including the Mergers) is complex, inherently factual and subject to interpretation of the facts and circumstances of a particular case. Any acquisitions or issuances of Xperi

Inc. common stock within a two-year period after the Distribution generally are presumed to be part of such a plan that includes the Distribution, although such presumption may be rebutted. As a result of these limitations, and certain other requirements under section 355 of the Code, under the Tax Matters Agreement that we entered into with our Former Parent, for the two-year period following the Distribution, we are prohibited, except in certain circumstances, from, among other things:

•
entering into any transaction resulting in acquisitions of a certain percentage of our assets, whether by merger or otherwise;
•
dissolving, merging, consolidating or liquidating;
•
undertaking or permitting any transaction relating to our stock, including issuances, redemptions or repurchases other than certain, limited, permitted issuances and repurchases;
•
affecting the relative voting rights of our stock, whether by amending our certificate of incorporation or otherwise; or
•
ceasing to actively conduct our business.

These restrictions may significantly limit our ability to pursue certain strategic transactions or other transactions that we may believe to otherwise be in the best interests of our stockholders or that might increase the value of our business.

Our historical financial information may not be fully representative of the results we would have achieved as an independent, publicly-traded company and may not be a reliable indicator of our future results.

The historical financial information included in this Annual Report on Form 10-K may not reflect what our financial condition, results of operations and cash flows would have been had we been an independent, publicly-traded company during the periods presented and may not be a reliable indicator of our future results. This is primarily because:

•
Our historical financial information prior to the Separation includes the allocation of corporate expenses of our Former Parent, and these allocations are not necessarily representative of the costs we have incurred for similar services as an independent company following the Separation and Distribution.
•
Prior to the Separation, our business had historically principally satisfied our working capital requirements and obtained capital for our general corporate purposes, including acquisitions and capital expenditures, as part of our Former Parent’s company-wide cash management practices. Although these practices have historically generated sufficient cash to finance the working capital and other cash requirements of our business, following the Separation and Distribution, we no longer have access to cash generated by our Former Parent after the Separation nor do our cash generating revenue streams mirror those of our Former Parent. We may therefore need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities or other arrangements.
•
Prior to the Separation, our business was operated under the umbrella of our Former Parent’s corporate organization. This integration permitted our business (or portions thereof) to enjoy economies of scope and scale in costs, employees, vendor relationships and customer relationships, as part of the Former Parent organization. The loss of these economies of scope and scale could have an adverse effect on our business, financial condition and results of operations.
•
Other significant changes have occurred in our cost structure, management, financing and business operations as a result of the Separation and Distribution and our operating as a company separate from our Former Parent.

As a result, the financial information included in this Annual Report on Form 10-K is not necessarily indicative of what our financial position, results of operations and cash flow may be in the future.

We may not enjoy the same benefits of diversity, leverage and market reputation as a standalone company that we enjoyed as a part of our Former Parent.

Prior to the Separation, our business (or portions thereof) historically benefited from our Former Parent’s operating diversity and purchasing power as well as opportunities to pursue integrated strategies with our Former Parent’s other businesses, including those businesses that formed part of our Former Parent’s IP licensing business that were allocated to our Former Parent in connection with the Separation. Following the Separation and Distribution, we will not have similar diversity or integration opportunities and may not have similar purchasing power or access to the capital markets.

Additionally, following the Separation and Distribution, we are more susceptible to market fluctuations and other adverse events than if we had remained part of the previous organizational structure. As part of our Former Parent, our business had been able to leverage the historical market reputation and performance of our Former Parent and its businesses’ brand identities, which allowed us to, among other things, recruit and retain key personnel to run our business. As a standalone company, our market reputation, performance, or brand identity may be not as strong as that of our Former Parent, which may make it more difficult for us to recruit or retain such key personnel.

In connection with our Separation, we assumed, and are obligated to indemnify our Former Parent for, certain liabilities. If we are required to make payments pursuant to these indemnities, we may need to divert cash to meet those obligations and our financial results could be negatively impacted. In addition, our Former Parent assumed, and will be obligated to indemnify us for, certain liabilities. These indemnities may not be sufficient to insure us against the full amount of liabilities for which we will be allocated responsibility, and our Former Parent may not be able to satisfy their indemnification obligations in the future.

Pursuant to the Separation and Distribution Agreement, the Employee Matters Agreement and the Tax Matters Agreement, we agreed to assume and to indemnify our Former Parent for certain liabilities for uncapped amounts, which may include, among other items, associated defense costs, settlement amounts and judgments. Payments pursuant to these indemnities may be significant and could negatively impact our business, particularly indemnities relating to our actions that could impact the tax-free nature of the Distribution. Third parties could also seek to hold us responsible for any of the liabilities allocated to our Former Parent, including those related to our Former Parent’s IP licensing business. Our Former Parent agreed to indemnify us for such liabilities, but such indemnities may not be sufficient to protect us against the full amount of such liabilities. In addition, our Former Parent may not be able to fully satisfy their indemnification obligations. Even if we ultimately succeed in recovering from our Former Parent any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. Each of these risks could negatively affect our business, financial condition, results of operations and cash flows.

Additionally, we generally assumed and are responsible for the payment of our share of (i) certain liabilities of our Former Parent relating to, arising out of or resulting from certain general corporate matters of our Former Parent and (ii) certain separation expenses not otherwise allocated to our Former Parent (or allocated specifically to us) pursuant to the Separation and Distribution Agreement, and third parties could seek to hold us responsible for our Former Parent’s share of any such liabilities. Our Former Parent is obligated to indemnify us for their share of any such liabilities; however, such indemnities may not be sufficient to protect us against the full amount of such liabilities, and/or our Former Parent may not be able to fully satisfy their respective indemnification obligations. In addition, even if we ultimately succeed in recovering from our Former Parent any amounts for which we are held liable in excess of our agreed share, we may be temporarily required to bear these losses ourselves. Each of these risks could negatively affect our business, financial condition, results of operations and cash flows.

The business separation and related transactions may expose us to potential liabilities arising out of state and federal fraudulent conveyance laws and legal distribution requirements.

Although we have received a solvency opinion confirming that we and our Former Parent will each be adequately capitalized following the Distribution, the Separation could be challenged under various state and federal fraudulent conveyance laws. Fraudulent conveyances or transfers are generally defined to include transfers made or obligations incurred with the actual intent to hinder, delay or defraud current or future creditors or transfers made or obligations incurred for less than reasonably equivalent value when the debtor was insolvent, or that rendered the debtor insolvent, inadequately capitalized or unable to pay its debts as they become due. Any unpaid creditor could claim that the Former Parent did not receive fair consideration or reasonably equivalent value in the Separation and Distribution, and that the Separation and Distribution left our Former Parent insolvent or with unreasonably small capital or that the Former Parent intended or believed it would incur debts beyond its ability to pay such debts as they mature. If a court were to agree with such a creditor, then such court could void the Separation and Distribution as a fraudulent transfer or impose substantial liabilities on us, which may adversely affect our financial condition and our results of operations. Among other things, the court could return some of our assets or your shares of Xperi Inc. common stock to our Former Parent, provide our Former Parent with a claim for money damages against us in an amount equal to the difference between the consideration received by our Former Parent and the fair market value of us at the time of the Distribution, or require us to fund liabilities of other companies involved in the Internal Reorganization and Business Realignment for the benefit of creditors.

The Distribution is also subject to review under state corporate distribution statutes. Under the Delaware General Corporation Law (the “DGCL”), a corporation may only pay dividends to its stockholders either (i) out of its surplus (net assets minus capital) or (ii) if there is no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Although the Former Parent board of directors intended to make the Distribution out of the Former Parent’s surplus and received an opinion that the Former Parent has adequate surplus under Delaware law to declare the dividend of our common stock in connection with the Distribution, there can be no assurance that a court will not later determine that some or all of the Distribution was unlawful.

Our Former Parent may compete with us.

Our Former Parent will not be restricted from competing with us. If our Former Parent in the future decides to engage in the type of business we conduct or to engage our customers or prospective customers in IP licensing discussions, it may have a competitive advantage over us or interfere with our actual or prospective relations with our customers, which may cause our business, financial condition and results of operations to be materially adversely affected.

We may have received better terms from unaffiliated third parties than the terms we will receive in our agreements with our Former Parent.

The agreements we entered into with our Former Parent in connection with the separation, including the Separation and Distribution Agreement, Transition Services Agreement, Employee Matters Agreement, Tax Matters Agreement, Data Sharing Agreement and Cross Business License Agreement were prepared in the context of our separation from our Former Parent while we were still a wholly-owned subsidiary of our Former Parent. Accordingly, during the period in which the terms of those agreements were prepared, we did not have a separate or independent board of directors or a management team that was separate from or independent of our Former Parent. As a result, the terms of those agreements may not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated third parties. Arm’s-length negotiations between our Former Parent and an unaffiliated third-party in another form of transaction, such as a buyer in a sale of a business transaction, may have resulted in more favorable terms to the unaffiliated third party.

Risks relating to Ownership of our Common Stock

If we fail to maintain effective internal control over financial reporting, our ability to produce accurate financial statements could be impaired, which could increase our operating costs and affect our ability to operate our business.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the New York Stock Exchange, and other applicable securities rules and regulations. Compliance with these rules and regulations has increased our legal and financial compliance costs, made some activities more time-consuming or costly and increased demand on our systems and resources. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal control over financial reporting.

Significant resources and management oversight are required to maintain our disclosure controls and procedures and internal control over financial reporting to meet this standard. As a result, management’s attention may be diverted from other business concerns, which could harm our business, financial condition or results of operations.

There is no guarantee that in the future we will be able to remediate any identified material weakness timely or at all, or in a cost-effective manner. If the remediation of any identified material weakness is not completed in a timely fashion, or at all, or if the plan is inadequate, there will be an increased risk that we may be unable to timely file future periodic reports with the SEC and that future financial statements could contain errors that will be undetected. The existence of any material weakness in our internal control over financial reporting could also affect our ability to obtain financing or could increase the cost of any such financing. Any such material weakness could also cause investors to lose confidence in the reliability of our financial statements and could result in a decline in the value of our common stock.

We cannot be certain that an active trading market for our common stock will be sustained and our stock price may fluctuate significantly.

Our common stock has been traded on the New York Stock Exchange since October 2022. The market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

•
our quarterly or annual earnings, or those of other companies in our industry;
•
the failure of securities analysts to cover our common stock;
•
actual or anticipated fluctuations in our operating results;

•
changes in earnings estimates by securities analysts or our ability to meet those estimates or our earnings guidance;
•
the operating and stock price performance of other comparable companies;
•
overall market fluctuations and domestic and worldwide economic conditions; and
•
other factors described in these “Risk Factors” and elsewhere herein.

Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price of our common stock.

We cannot guarantee the timing, amount or payment of dividends, if any, on our common stock in the future.

There can be no assurance that we will have sufficient surplus under Delaware law to be able to pay any dividends in the future. The declaration, payment and amount of any dividends will be subject to the sole discretion of our Board of Directors and will depend upon many factors, including our financial condition and prospects, our capital requirements and access to capital markets, covenants associated with certain of our debt obligations, legal requirements and other factors that our Board of Directors may deem relevant, and there can be no assurances that we will pay any dividends in the future.

A stockholder’s percentage of ownership in us may be diluted in the future.

A stockholder’s percentage ownership in us may be diluted because of equity issuances for acquisitions, capital market transactions or otherwise, including, without limitation, equity awards that we may grant to our directors, officers and employees. In addition, our amended and restated certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over our common stock with respect to dividends and distributions, as our Board of Directors generally may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our common stock. For example, we could grant the holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we could assign to holders of preferred stock could affect the residual value of our common stock.

Certain provisions in our amended and restated certificate of incorporation and bylaws, Delaware law and in the Tax Matters Agreement may prevent or delay an acquisition of us, which could decrease the trading price of our common stock.

Our amended and restated certificate of incorporation and bylaws contain, and Delaware law contains, provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the bidder and to encourage prospective acquirers to negotiate with our Board of Directors rather than to attempt a hostile takeover.

In addition, we are subject to Section 203 of the DGCL. Section 203 of the DGCL provides that, subject to limited exceptions, persons that (without prior board approval) acquire, or are affiliated with a person that acquires, more than 15 percent of the outstanding voting stock of a Delaware corporation shall not engage in any business combination with that corporation, including by merger, consolidation or acquisitions of additional shares, for a three-year period following the date on which that person or its affiliate becomes the holder of more than 15 percent of the corporation’s outstanding voting stock.

We believe these provisions protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our Board of Directors and by providing our Board of Directors with more time to assess any acquisition proposal. These provisions are not intended to make us immune from takeovers. However, these provisions apply even if an acquisition proposal or offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our Board of Directors determines is not in our and our stockholders’ best interests. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.

Several of the agreements that we have entered into with our Former Parent require our Former Parent’s consent to any assignment by us of our rights and obligations, or a change of control of us, under the agreements. The consent rights set forth in these agreements might discourage, delay or prevent a change of control that you may consider favorable.

In addition, an acquisition or further issuance of our stock could trigger the application of section 355(e) of the Code. Under the Tax Matters Agreement, we are required to indemnify our Former Parent for the tax imposed under section 355(e) of the Code resulting from an acquisition or issuance of our stock, even if we did not participate in or otherwise facilitate the acquisition, and this indemnity obligation might discourage, delay or prevent a change of control that our stockholders may consider favorable.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit the ability of our stockholders to obtain a favorable judicial forum for disputes with us.

Pursuant to our amended and restated certificate of incorporation, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a duty (including any fiduciary duty) owed by any of our current or former directors, officers, stockholders, employees or agents to us or our stockholders, (iii) any action asserting a claim against us or any of our current or former directors, officers, stockholders, employees or agents arising out of or relating to any provision of the General Corporation Law of Delaware or our amended and restated certificate of incorporation or bylaws (each, as in effect from time to time), or (iv) any action asserting a claim against us or any of our current or former directors, officers, stockholders, employees or agents governed by the internal affairs doctrine of the State of Delaware; provided, however, that, in the event that the Court of Chancery of the State of Delaware lacks subject matter jurisdiction over any such action or proceeding, the sole and exclusive forum for such action or proceeding shall be another state or federal court located within the State of Delaware, in each such case, unless the Court of Chancery (or such other state or federal court located within the State of Delaware, as applicable) has dismissed a prior action by the same plaintiff asserting the same claims because such court lacked personal jurisdiction over an indispensable party named as a defendant therein. Unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended (“Securities Act”). These exclusive forum provisions, however, do not apply to claims brought under the Exchange Act. There is uncertainty as to whether a court would enforce this provision and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

The forum selection clause in our amended and restated certificate of incorporation may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us and limit the market price of our common stock. Additionally, if a court were to find this provision of our amended and restated certificate of incorporation inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and Board of Directors.

For as long as we are an emerging growth company, we are not required to comply with certain requirements that apply to other public companies.

We qualify as an emerging growth company, as defined in the 2012 Jumpstart Our Business Startups (“JOBS”) Act. For as long as we are an emerging growth company, which may be up to five full fiscal years, we, unlike other public companies, will not be required to, among other things: (i) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (ii) comply with the requirement of the Public Company Accounting Oversight Board regarding the communication of critical audit matters in the auditor’s report on financial statements; (iii) provide certain disclosures regarding executive compensation required of larger public companies; or (iv) hold nonbinding advisory votes on executive compensation and any golden-parachute payments not previously approved. In addition, the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for adopting new or revised financial accounting standards. We may take advantage of the longer phase-in periods for the adoption of new or revised financial accounting standards permitted under the JOBS Act until we are no longer an emerging growth company. If we were to subsequently elect instead to comply with these public company effective dates, such election would be irrevocable pursuant to the JOBS Act.

While we generally must comply with Section 404 of the Sarbanes-Oxley Act for the year ending December 31, 2023, we are not required to have our independent registered public accounting firm attest to the effectiveness of our internal controls until our first annual report subsequent to our ceasing to be an emerging growth company. Accordingly, we may not be required to have our independent registered public accounting firm attest to the effectiveness of our internal controls until as late as our annual report for the year ending December 31, 2027. Once it is required to do so, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed, operated or reviewed. We will remain an emerging growth company for up to five years, although we will lose that status sooner if we have more than $1.235 billion of revenue in a fiscal year, have more than $700 million in market value of our common stock held by non-affiliates, or issue more than $1 billion of non-convertible debt over a three-year period.

For so long as we rely on any of the exemptions available to emerging growth companies, you will receive less information about our executive compensation and internal control over financial reporting than issuers that are not emerging growth companies. We cannot predict whether investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock to be less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We lease our principal corporate headquarters in San Jose, California with approximately 127,000 square feet, where we house administrative, sales, marketing and research and development personnel. We also own a building in Calabasas, California with approximately 89,000 square feet, which houses administrative, sales, marketing and research and development personnel. We also lease facilities in other locations, including Canada, China, India, Ireland, Japan, the Republic of Korea, Mexico, Norway, Poland, Romania, Singapore, Sweden, Taiwan, the United Kingdom and the United States. We believe that our existing space is adequate for our current operations. We believe that suitable replacement and additional space, to the extent needed, will be available in the future on commercially reasonable terms.

Item 3. Legal Proceedings

In the normal course of our business, we are involved in legal proceedings. In the past, we have litigated to enforce the terms of license agreements, determine infringement or validity of intellectual property rights, and defend ourselves or our customers against claims of infringement or breach of contract. We expect to continue to be involved in similar legal proceedings in the future. Although considerable uncertainty exists, our management does not anticipate that the ultimate disposition of these matters will have a material adverse effect on our results of operations, consolidated financial position or liquidity. However, the ultimate disposition, costs, or liabilities could be material to our results of operations in the period recognized.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On October 3, 2022, our common stock began regular-way trading on the New York Stock Exchange (“NYSE”) under the symbol “XPER.”

As of February 17, 2023, there were 42,084,591 outstanding shares of common stock held by 287 stockholders of record. In addition, a substantially greater number of stockholders may be “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

We have never declared or paid cash dividends on our common stock since the Separation. Any determination to pay dividends on our common stock will be at the discretion of our Board of Directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our Board of Directors considers relevant.

Stock Repurchases

As of December 31, 2022, we had no authorized share repurchase programs.

Stock Performance Graph

The common stock of Xperi Inc. commenced trading on October 3, 2022 following the completion of the Separation. The following graph shows a comparison of total stockholder return for holders of our common stock, the Nasdaq Composite Index, the Russell 2000 Index and the S&P 500 for the period beginning October 3, 2022, the date of the Separation, through December 31, 2022.

The graph and table assume that $100 was invested on October 3, 2022 in each of our common stock, the Nasdaq Composite Index, the Russell 2000 Index and the S&P 500, and that all dividends were reinvested. This graphic comparison is presented pursuant to the rules of the SEC.

	10/3/2022	10/31/2022	11/30/2022	12/30/2022
Xperi Inc.	$100.00	$93.32	$71.54	$57.52
Nasdaq Composite	$100.00	$101.60	$106.03	$96.77
Russell 2000 Index	$100.00	$108.07	$110.40	$103.07
S&P 500	$100.00	$105.26	$110.92	$104.38

This section is not “soliciting material,” is not deemed “filed” with the SEC and is not incorporated by reference in any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6. (Reserved)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to promote understanding of the results of operations and financial condition and should be read in conjunction with our consolidated financial statements and notes thereto. This discussion may contain forward-looking statements that reflect the plans, estimates and beliefs of Xperi. The words “plans,” “expects,” “will,” “anticipates,” “believes,” “intends,” “projects,” “estimates” or other words of similar meaning and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under Item 1A, “Risk Factors” and elsewhere in this report. We disclaim and do not undertake any obligation to update or revise any forward-looking statement, except as required by applicable law.

This section of this Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Registration Statement on Form 10, filed with the SEC on September 14, 2022 (the “Form 10”), which is available free of charge on the SEC’s website at www.sec.gov and our Investor Relations website at investor.xperi.com.

Business Overview

On December 18, 2019, Xperi Corporation (“Pre-Merger Xperi”) entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with TiVo Corporation (“Pre-Merger TiVo”) to combine in an all-stock merger of equals transaction (the “Mergers”). Immediately following the consummation of the Mergers on June 1, 2020 (the “Merger Date”), Xperi Holding Corporation (“Xperi Holding,” “Adeia,” or the “Former Parent”), a Delaware corporation founded in December 2019 under the name “XRAY-TWOLF HoldCo Corporation,” became the parent company of both Pre-Merger Xperi and Pre-Merger TiVo.

Following the Mergers, Xperi Holding announced plans to separate into two independent publicly-traded companies (the “Separation”), one comprising its intellectual property (“IP”) licensing business and one comprising its product business (“Xperi Product”). On October 1, 2022, Xperi Holding completed the Separation (the “Spin-Off”) through a pro-rata distribution (the “Distribution”) of all of the outstanding common stock of its product-related business (“Xperi”, “we”, “our”, or the “Company”) to the stockholders of record of Xperi Holding as of the close of business on September 21, 2022, the record date (the “Record Date”) for the Distribution. Each Xperi Holding stockholder of record received four shares of Xperi common stock, $0.001 par value, for every ten shares of Xperi Holding common stock, $0.001 par value, held by such stockholder as of the close of business on the Record Date. Cash was paid in lieu of any fractional shares of Xperi common stock. Our Former Parent distributed 42,023,632 shares of Xperi common stock in the Distribution, which was effective on October 1, 2022. As a result of the Distribution, Xperi became an independent, publicly-traded company and its common stock is listed under the symbol “XPER” on the New York Stock Exchange (“NYSE”). In connection with the Separation and the Distribution, our Former Parent was renamed and continues as Adeia Inc. and also changed its stock symbol to “ADEA” on the Nasdaq Global Select Market.

We are a leading consumer and entertainment technology company. We believe we create extraordinary experiences at home and on the go for millions of consumers around the world, elevating content and how audiences connect with it in a way that is more intelligent, immersive and personal. Powering smart devices, connected cars, entertainment experiences and more, we have created a unified ecosystem that reaches highly engaged consumers, uncovering significant new business opportunities, now and in the future. Our technologies are integrated into consumer devices and media platforms worldwide, driving increased value for partners, customers and consumers. We operate in one reportable business segment and currently group our business into four categories based on the markets served: Pay-TV, Consumer Electronics, Connected Car and Media Platform. Headquartered in Silicon Valley with operations around the world, we have approximately 2,100 employees and more than 35 years of operating experience.

COVID-19 Impact

The COVID-19 pandemic has had, and may continue to have, an adverse impact on our business. The impact to date has included periods of significant volatility in markets we serve, in particular the automotive and broad consumer electronics markets. Additionally, the pandemic has caused some challenges and delays in acquiring new customers and executing license renewals. These factors have negatively impacted our financial condition and results of operations, contributed to an impairment of our long-lived assets, including goodwill, and may result in increased credit losses and impairments of investments in other companies.

Our operations, particularly per-unit and variable-fee based revenue, will continue to be susceptible to the volatility, labor shortages, supply chain constraints, high energy prices and inflation, and potential market downturns precipitated by the COVID-19 pandemic as well as the current challenging macroeconomic environment. Further discussion of the potential impacts on our business from the COVID-19 pandemic is provided under Part I, Item 1A – Risk Factors.

Basis of Presentation

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”).

During the three months ended September 30, 2022, all of the assets and liabilities of the Xperi Product business had been transferred to a legal entity (the “Transfer”) under the common control of Xperi. Subsequent to this Transfer and through December 31, 2022, our financial statements and accompanying notes are prepared on a consolidated basis and include the financial statements of Xperi and its subsidiaries in which Xperi has a controlling financial interest. All intercompany balances and transactions are eliminated in consolidation. Prior to the Transfer, the financial statements and accompanying notes of the Xperi Product business were prepared on a combined basis and were derived from the consolidated financial statements and accounting records of the Former Parent as we were not historically held by a single legal entity.

For a detailed discussion of the basis of presentation, refer to “Note 1 – The Company and Basis of Presentation” of Notes to the Consolidated Financial Statements.

Key Metrics

In evaluating our financial condition and operating performance, we focus on revenue and cash flow from operations. For the year ended December 31, 2022 as compared to the year ended December 31, 2021:

•
Revenue increased by $15.8 million, representing a 3% increase for the year ended December 31, 2022, compared to the prior year. The increase was primarily attributable to an increase in Consumer Electronics revenue driven by settling a contract dispute and entering into a new licensing agreement with a large mobile imaging customer, as well as an increase in Media Platform revenue from higher monetization and from the mid-year acquisition of Vewd. These increases were partially offset by overall declines in Pay TV, as declines in legacy guide and DVR platform revenue was somewhat offset by increases in IPTV solutions, and in Connected Car, as lower HD Radio revenue from reduced vehicle unit production was partially offset by increases from the DTS AutoStage and DTS AutoSense solutions.
•
Net cash from operating activities decreased by $5.0 million resulting primarily from acquisition-related transaction costs, severance and retention expenses and more cash paid for taxes in 2022.

Results of Operations

Revenue

We derive the majority of our revenue from licensing our technology and solutions to customers. For our revenue recognition policy including descriptions of revenue-generating activities, refer to “Note 4 – Revenue” of the Notes to Consolidated Financial Statements.

The following table presents our historical operating results for the periods indicated as a percentage of revenue:

	Years ended December 31,
	2022	2021	2020
Revenue	100%	100%	100%
Operating expenses:
Cost of revenue, excluding depreciation and amortization of intangible assets	24	26	21
Research and development	43	40	43
Selling, general and administrative	43	41	46
Depreciation expense	4	4	5
Amortization expense	12	22	26
Impairment of long-lived assets	2	—	—
Goodwill impairment	121	—	—
Total operating expenses	249	133	141
Operating loss	(149)	(33)	(41)
Other income, net	—	—	—
Loss before taxes	(149)	(33)	(41)
Provision for (benefit from) income taxes	3	4	(3)
Net loss	(152)%	(37)%	(38)%

The following table sets forth our revenue by year (in thousands, except for percentages):

	Years Ended December 31,			2022 vs. 2021
	2022	2021	2020	Increase	% Change
Revenue	$502,260	$486,483	$376,101	$15,777	3%

The $15.8 million or 3% increase in revenue for the year ended December 31, 2022, compared to the prior year, was primarily attributable to an increase in Consumer Electronics revenue driven by settling a contract dispute and entering into a new licensing agreement with a large mobile imaging customer, as well as an increase in Media Platform revenue from higher monetization and from the mid-year acquisition of Vewd. These increases were partially offset by overall declines in Pay TV, as declines in legacy guide and DVR platform revenue was somewhat offset by increases in IPTV solutions, and in Connected Car, as lower HD Radio revenue from reduced vehicle unit production was partially offset by increases from the DTS AutoStage and DTS AutoSense solutions.

Cost of Revenue, Excluding Depreciation and Amortization of Intangible Assets

Cost of revenue, excluding depreciation and amortization of intangible assets, consists primarily of employee-related costs, royalties paid to third parties, hardware product-related costs, maintenance costs and an allocation of facilities costs, as well as service center and other expenses related to providing our technology solution offerings and non-recurring engineering (“NRE”) services.

Cost of revenue, excluding depreciation and amortization of intangible assets, for the year ended December 31, 2022 was $122.9 million, as compared to $125.6 million for the year ended December 31, 2021, a decrease of $2.7 million. This decrease was primarily attributable to lower hardware product-related costs due to a decline in hardware product sales in 2022.

Research and Development

Research, development and other related costs (“R&D expense”) are comprised primarily of employee-related costs, stock-based compensation expense, engineering consulting expenses associated with new product and technology development, product commercialization, quality assurance and testing costs, as well as costs related to patent applications and examinations, reverse engineering, materials, supplies, and an allocation of facilities costs. All research, development and other related costs are expensed as incurred.

R&D expense for the year ended December 31, 2022 was $216.4 million as compared to $194.9 million for the year ended December 31, 2021, an increase of $21.5 million. The increase was primarily due to increased number of employees, primarily due to the MobiTV Acquisition in May 2021 and the Vewd Acquisition in July 2022, as well as increased bonus expense driven by higher bonus percentage attainment related to separation.

We believe that a significant level of R&D expense will be required for us to remain competitive in the future.

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

Selling, general and administrative expenses for the year ended December 31, 2022 were $217.4 million, as compared to $199.9 million for the year ended December 31, 2021, an increase of $17.5 million. The increase was primarily due to transaction and integration costs related to the Vewd Acquisition and an increase in bonus expense driven by higher bonus percentage attainment related to separation.

Depreciation Expense

Depreciation expense was $20.5 million for the year ended December 31, 2022, as compared to $22.6 million for the year ended December 31, 2021, a decrease of $2.1 million. The decrease was primarily due to certain fixed assets becoming fully depreciated during 2022.

Amortization Expense

Amortization expense for the year ended December 31, 2022 was $62.2 million, as compared to $105.3 million for the year ended December 31, 2021, a decrease of $43.1 million. The decrease was due to certain intangible assets becoming fully amortized in the fourth quarter of 2021, partially offset by new amortization expense as a result of the Vewd Acquisition in July 2022.

As a result of previous mergers and acquisitions, we anticipate that amortization expenses will continue to be a significant expense over the next several years. See “Note 10—Goodwill and Identified Intangible Assets” of the Notes to Consolidated Financial Statements for additional detail.

Stock-based Compensation Expense

The following table sets forth our stock-based compensation (“SBC”) expense for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Years Ended December 31,
	2022	2021	2020
Cost of revenue, excluding depreciation and amortization of intangible assets	$2,906	$1,972	$585
Research and development	21,561	17,914	11,383
Selling, general and administrative	20,836	13,623	7,215
Total stock-based compensation	$45,303	$33,509	$19,183

Stock-based compensation awards include restricted stock awards and units, employee stock purchase plan (“ESPP”) purchases and employee stock options. The increase in stock-based compensation for the year ended December 31, 2022, compared to the prior year, was primarily a result of the vesting of restricted stock awards made to an increased number of employees resulting from the Mergers, the MobiTV Acquisition, the Vewd Acquisition and certain insourcing activity, and secondarily due to incremental compensation cost recognized related to the conversion of employee equity awards during the Spin-Off. For a detailed discussion on incremental SBC cost related to the Spin-Off, refer to Note 13 and Note 14 of the Notes to the Consolidated Financial Statements.

Impairment of Long-Lived Assets

As a result of consolidating our global real estate footprint and a decision to sublease a recently vacated office building, we recorded non-cash impairment charges of $7.7 million to reduce the carrying amount of certain operating lease right-of-use (“ROU”) assets and property and equipment, including leasehold improvements, during the year ended December 31, 2022. We determined that we may not be able to fully recover the carrying amount of the leased building due to a change in the manner in which the building is being used, a significant decrease in the expected market price of the leased asset, and expected delays in subleasing the space based on the current real estate leasing market.

We expect additional impairment charges related to operating lease ROU assets in the first half of 2023 based on current plans to reduce our real estate footprint.

We did not recognize an asset impairment charge for the year ended December 31, 2021.

Goodwill Impairment

During the three months ended December 31, 2022, sufficient indicators of potential impairment were identified such that management concluded it was more-likely-than-not that goodwill was impaired and a quantitative interim goodwill impairment test should be performed as of December 31, 2022. Indicators of potential impairment included a significant, sustained decline in the trading price of our common stock during the fourth quarter of 2022. We proceeded to perform a fair value analysis of the Product reporting unit (our sole reporting unit) using the market capitalization approach. Under this approach, we estimated the fair value as of December 31, 2022 using quoted market prices of our common stock as of December 30, 2022, the last trading date of 2022, and a control premium representing the estimated synergies a market participant would achieve upon obtaining control of Xperi. As a result of the fair value analysis, a goodwill impairment charge of $250.6 million was recognized during the three months ended December 31, 2022. As a result of this impairment charge, our goodwill balance was reduced to $0 as of December 31, 2022.

During the three months ended September 30, 2022, indicators of potential impairment for the Product reporting unit of our Former Parent were identified such that management concluded it was more-likely-than-not that goodwill was impaired and a quantitative interim goodwill impairment assessment should be performed as of September 30, 2022. Indicators of potential impairment included a sustained decline in our Former Parent’s stock price during the second half of the third quarter of 2022 reflective of rising interest rates and continued decline in macroeconomic conditions. We proceeded to perform a fair value analysis of the Product reporting unit using the market capitalization approach. Under this approach, we estimated the fair value of the Product reporting unit as of September 30, 2022 using quoted market prices of our common stock over its first ten trading days following the Separation, and a control premium representing the estimated synergies a market participant would achieve upon obtaining control of Xperi. As a result of the fair value analysis, we recognized a goodwill impairment charge of $354.0 million during the three months ended September 30, 2022.

We did not recognize a goodwill impairment charge for the year ended December 31, 2021.

Other Income (Expense), Net

Other income, net, for the year ended December 31, 2022 was $1.8 million, as compared to other income, net, of $1.6 million for the year ended December 31, 2021. Other income, net, was higher in 2022 principally due to an increase in interest payments from past due royalties received, partially offset by the interest expense on debt incurred in connection with the Vewd acquisition discussed below in Liquidity and Capital Resources.

Provision for (benefit from) Income Taxes

For the year ended December 31, 2022, we recorded an income tax expense of $13.6 million on a pretax loss of $747.6 million, which resulted in an effective tax rate of (1.8)%. The income tax expense of $13.6 million was primarily related to foreign withholding taxes of $10.2 million, state income taxes of $1.6 million, and foreign income tax expense of $7.2 million, partially offset by a tax benefit due to an impairment of goodwill of $5.0 million.

For the year ended December 31, 2021, we recorded an income tax expense of $18.8 million on a pretax loss of $160.2 million, which resulted in an effective tax rate of (11.8)%. The income tax expense of $18.8 million was primarily related to foreign withholding taxes of $9.5 million and foreign income tax expense of $7.9 million. Foreign income tax expense of $7.9 million was primarily due to an increase in valuation allowance of $7.1 million on the deferred tax assets of the UK subsidiary and a $1.4 million tax on a one-time foreign dividend distribution.

Our income tax expense for the years ended December 31, 2022, 2021 and 2020 was calculated on a separate return basis as if we would file our tax return for the full twelve months in each year. However, activities for periods prior to the Separation Date are generally reported on U.S. income tax returns filed by our Former Parent. Because of this, income tax expense presented in the Consolidated Statements of Operations for periods prior to the Separation is not necessarily representative of the taxes that may arise in the future when we file our income tax returns independent from the Former Parent's returns. In the future, under the Tax Matters Agreement, our Former Parent may utilize certain of our tax attributes generated during pre-Separation periods to reduce its tax liability for tax years ended December 31, 2022 and earlier. If our Former Parent should use such attributes, this would require an adjustment to our tax accounts.

At December 31, 2022, our 2018 through 2022 tax years are generally open and subject to potential examination in one or more jurisdictions. In addition, in the United States, any net operating losses or credits that were generated in prior years but not yet fully utilized in a year that is closed under the statute of limitations may also be subject to examination.

The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more-likely-than-not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified. After considering both positive and negative evidence to assess the recoverability of our net deferred tax assets, we determined that it was unlikely that we would realize a portion of our federal, certain state and certain foreign deferred tax assets. We intend to continue maintaining a valuation allowance on our federal deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Release of the valuation allowance would result in the recognition of certain federal deferred tax assets and a decrease to income tax expense for the period the release is recorded. The exact timing and amount of the valuation allowance release depends on the level of profitability that we are able to achieve.

Liquidity and Capital Resources

The following table presents selected financial information related to our liquidity and significant sources and uses of cash and cash equivalents as of and for the years ended December 31, 2022, 2021 and 2020:

	December 31,
(in thousands, except for percentages)	2022	2021	2020
Cash and cash equivalents	$160,127	$120,695	$85,624
Current ratio	2.2	2.3	1.8

	Years Ended December 31,
	2022	2021	2020
Net cash from operating activities	$(28,445)	$(23,453)	$(23,777)
Net cash from investing activities	$(64,846)	$(21,480)	$26,522
Net cash from financing activities	$135,751	$83,330	$34,244

Our primary sources of liquidity and capital resources are our cash on hand including cash provided by the Former Parent prior to the Separation. Cash and cash equivalents were $160.1 million at December 31, 2022, an increase of $39.4 million from $120.7 million at December 31, 2021. This increase resulted primarily from $52.8 million of net cash transfers from the Former Parent and $83.2 million of net proceeds from capital contributions by the Former Parent, partially offset by $28.4 million in cash used in operating activities and $64.8 million in cash used in investing activities including the acquisition of Vewd in July 2022.

Our material cash requirements include the following contractual and other obligations.

Leases

We have lease arrangements for office and research facilities, data centers and office equipment. As of December 31, 2022, fixed lease payment obligations amounted to $59.9 million, with $19.9 million payable within 12 months. See “Note 8 – Leases” of the Notes to Consolidated Financial Statements for additional information on lease obligations and maturities.

Long-Term Debt

As of December 31, 2022, we had outstanding long-term debt in an aggregate principal amount of $50.0 million, which is due on July 1, 2025. We may, at any time and on any one or more occasions, prepay all or any portion of the outstanding principal amount, plus accrued and unpaid interest, if any, without premium or penalty. Future interest payments associated with the debt total $7.5 million, with $3.0 million payable within 12 months.

Purchase Obligations

Our purchase obligations primarily consist of noncancelable obligations related to advertising, engineering services and internet and telecommunications services. As of December 31, 2022, we had purchase obligations of $102.9 million, with $32.7 million payable within 12 months. These purchase obligations represent commitments under enforceable and legally binding agreements, and do not represent the entire anticipated purchases in the future. Additionally, under certain other contractual arrangements, we may be obligated to pay up to $1.3 million, a majority of which is expected to be paid in the next two years, if certain milestones are achieved. See “Note 16 – Commitments and Contingencies” of the Notes to Consolidated Financial Statements for additional information on our purchase obligations.

Inventory Purchase Commitments

We use contract manufacturers to provide manufacturing services for our products. As of December 31, 2022, we had total purchase commitments for inventory of $1.3 million, all of which were payable within 12 months.

Income Tax Payable

As of December 31, 2022, we had accrued $7.6 million of unrecognized tax benefits in long-term income taxes payable related to uncertain tax positions, which included immaterial accrued interest and penalties. At this time, we are unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time.

Cash Flows

Cash Flows From Operating Activities

Net cash used by operations was $28.4 million for the year ended December 31, 2022, primarily due to our net loss of $761.2 million and $6.0 million in changes in operating assets and liabilities being adjusted for non-cash items of depreciation of $20.5 million, amortization of intangible assets of $62.2 million, stock-based compensation of $45.3 million, goodwill impairment of $604.6 million and impairment of long-lived assets of $7.7 million. The net loss included approximately $11.4 million of acquisition and separation-related costs, and severance and retention expenses.

Net cash used by operations was $23.5 million for the year ended December 31, 2021, primarily due to our net loss of $179.1 million, $10.9 million in changes in operating assets and liabilities, and provision for credit losses of $1.0 million, partially offset by a reduction in deferred income taxes of $6.9 million and non-cash items of depreciation of $22.6 million, amortization of intangible assets of $105.3 million, and stock-based compensation expense of $33.5 million. The net loss included $1.4 million of merger-related expenses and $6.5 million of severance and retention expenses incurred in 2021 which were primarily merger-related.

Cash Flows from Investing Activities

Net cash used in investing activities was $64.8 million for the year ended December 31, 2022, primarily related to net cash paid of $50.5 million for the Vewd Acquisition, capital expenditures of $14.2 million and purchases of intangible assets of $0.2 million.

Net cash used in investing activities was $21.5 million for the year ended December 31, 2021, primarily related to net cash paid of $12.4 million for the MobiTV Acquisition, capital expenditures of $8.9 million and purchases of intangible assets of $0.2 million.

Capital Expenditures

Our capital expenditures for property, plant, and equipment consist primarily of purchases of computer hardware and software, information systems and production and test equipment. During the years ended December 31, 2022 and 2021, we spent $14.2 million and $8.9 million on capital expenditures, respectively, and we expect capital expenditures in 2023 to be between $15.0 million and $20.0 million. These expenditures are expected to be financed with existing cash and cash equivalents. There can be no assurance that current expectations will be realized and plans are subject to change upon further review of our capital expenditure needs.

Cash Flows from Financing Activities

Net cash provided by financing activities was $135.8 million for the year ended December 31, 2022 consisting primarily of $52.8 million of net transfers from the Former Parent and $83.2 million of net proceeds from capital contributions by the Former Parent.

Net cash provided by financing activities was $83.3 million for the year ended December 31, 2021, principally due to net transfers from the Former Parent.

Long-term Debt

In connection with the Vewd acquisition on July 1, 2022, we issued a senior unsecured promissory note (the “Promissory Note”) to the sellers of Vewd in the principal amount of $50.0 million. Indebtedness outstanding under the Promissory Note bears an interest rate of 6.00% per annum, payable in cash on a quarterly basis. If a certain qualified spin-off transaction occurs, the interest rate will be increased to the greater of (a) 6.00% and (b) the sum of (i) the highest interest rate payable under any credit facility or bonds, debentures, notes or similar instruments where we or any guarantor borrows money or guarantees obligations on a secured basis on or after the date of such spin-off transaction, plus (ii) 2.00%. It was determined that the Spin-Off completed on October 1, 2022 did not trigger any change in the interest rate of the debt. The Promissory Note matures on July 1, 2025. We may, at any time and on any one or more occasions, prepay all or any portion of the outstanding principal amount, plus accrued and unpaid interest, if any, under the Promissory Note without premium or penalty. In addition, the Promissory Note has mandatory prepayment provisions upon certain change of control or asset sale events.

At December 31, 2022, $50.0 million was outstanding under the Promissory Note with an annual interest rate of 6.0%. Interest is payable quarterly. Under the Promissory Note agreement, we are obligated to make a balloon principal payment of $50.0 million in 2025.

Following the Separation from the Former Parent, our capital structure and sources of liquidity changed significantly from our historical capital structure and sources of liquidity. Subsequent to the Separation, we no longer participate in cash management and funding arrangements managed by the Former Parent. At the time of the Spin-Off, our Former Parent capitalized us such that we carried an amount of cash and cash equivalents of over $180.0 million.

Our current cash and cash equivalents balance is expected to be sufficient to support our operations, capital expenditures and income tax payments, in addition to any investments and other capital allocation needs, for at least the next 12 months from the issuance date of these financial statements.

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

We plan to supplement this short-term liquidity, if necessary, with access to capital markets. Our access to capital markets may be constrained and our cost of borrowing may increase under certain business and market conditions, and our liquidity is subject to various risks including the risks identified in “Risk Factors” included in Item 1A of this Form 10-K.

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. These financial statements have been prepared in conformity with GAAP in the United States which requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. We evaluate our estimates based on our historical experience and various other assumptions that are believed to be reasonable under the circumstances. These estimates relate to revenue recognition, the assessment of recoverability of goodwill and intangible assets, business combinations, recognition and measurement of deferred income tax assets and liabilities, the assessment of unrecognized tax benefits, and others. Actual results could differ from those estimates, and material effects on our operating results and financial position may result.

We believe the following accounting estimates are most critical to understanding our consolidated financial statements. See “Note 2 - Summary of Significant Accounting Policies” and “Note 4 - Revenue” of the Notes to Consolidated Financial Statements for a full description of our accounting policies.

Revenue recognition

We derive the majority of our revenue from the licensing of our technologies to customers. Generally, revenue is recognized upon transfer of control of promised products, services or technologies to customers in an amount that reflects the consideration that we expect to receive in exchange for those products, services and licensing of the technologies. The primary judgments include estimating licensees’ quarterly royalties prior to receiving the royalty reports, estimating variable consideration, identifying the performance obligations in the contract, determining stand-alone selling price and the transaction price, and allocating consideration in an arrangement with multiple performance obligations.

We generally recognize royalty revenue from per-unit or per-subscriber licenses based on units shipped or manufactured. Revenue is recognized in the period in which the customer’s sales or production are estimated to have occurred. This may result in an adjustment to revenue when actual sales or production are subsequently reported by the customer, generally in the month or quarter following sales or production. Estimating customers’ quarterly royalties prior to receiving the royalty reports requires us to make significant assumptions and judgments related to forecasted trends and growth rates used to estimate quantities shipped or manufactured by customers, which could have a material impact on the amount of revenue we report on a quarterly basis.

Business combinations

The valuation of assets acquired and liabilities assumed in a business combination under ASC 805, Business Combinations (“ASC 805”) requires management to make significant estimates and assumptions. Critical estimates in determining the fair value of certain intangible assets include, but are not limited to: future expected cash flows from customer contracts, customer lists, and acquired developed technologies and patents; competitive trends and market comparables; brand awareness and market position, as well as assumptions about the period of time the brand will continue to be used in our product portfolio; and discount rates. For additional information, refer to “Note 9 – Business Combinations” of the Notes to Consolidated Financial Statements.

Impairment of goodwill and intangible assets

We perform an annual review of the valuation of goodwill in the fourth quarter, or more often if indicators of impairment exist. Triggering events for impairment reviews may be indicators such as adverse industry or economic trends, restructuring actions, lower projections of profitability, or a sustained decline in our market capitalization. Evaluations of possible impairment and, if applicable, adjustments to carrying values require us to estimate, among other factors, fair market values of our assets, and control premiums of our business. When we conduct our evaluation of goodwill, the fair value of goodwill is assessed using valuation techniques that require significant management estimates and judgment.

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

Identified finite-lived intangible assets consist of acquired patents, existing technology, customer relationships, trademarks and trade names, non-compete agreements resulting from business combinations, and acquired patents under asset purchase agreements. Our identified intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 1 to 10 years. We make judgments about the recoverability of finite-lived intangible assets whenever facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, we assess recoverability by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, we would accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life.

Identified indefinite-lived intangible assets include TiVo trademarks and trade names resulting from business combinations. We evaluate the carrying value of indefinite-lived intangible assets on an annual basis, and an impairment charge would be recognized to the extent that the carrying amount of such assets exceeds their estimated fair value.

Accounting for income taxes

We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments are used in the calculation of tax credits, tax benefits and deductions, and in the calculation of tax assets and liabilities. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period.

We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely on a more-likely-than-not basis, we must increase our provision for income taxes by recording a valuation allowance against our deferred tax assets. Should there be a change in our ability to recover our deferred tax assets, our provision for income taxes would fluctuate in the period of the change.

We account for uncertain tax positions in accordance with authoritative guidance related to income taxes. The calculation of our unrecognized tax benefits involves dealing with uncertainties in the application of complex tax regulations. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. We record unrecognized tax benefits for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax liabilities are more-likely-than-not assuming the tax authorities have full knowledge of all relevant information. If we ultimately determine that the tax liabilities are unnecessary, we reverse the liabilities and recognize a tax benefit during the period in which it occurs. This may occur for a variety of reasons, such as the expiration of the statute of limitations on a particular tax return or the completion of an examination by the relevant tax authority. We record an additional charge in our provision for taxes in the period in which we determine that the recorded unrecognized tax benefits are less than the expected ultimate settlement.

Our policy is to classify accrued interest and penalties related to the accrued liability for unrecognized tax benefits in the provision for income taxes. For the years ended December 31, 2022, 2021 and 2020, we recognized insignificant interest and penalties related to unrecognized tax benefits. See “Note 15 - Income Taxes” of the Notes to Consolidated Financial Statements for additional detail.

Recent Accounting Pronouncements

See “Note 3 – Recent Accounting Pronouncements” of the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The primary objectives of our investment activities are to preserve principal and maintain liquidity while at the same time capturing a market rate of return. To achieve these objectives, we maintain our portfolio of cash and cash equivalents with high quality financial institutions in the countries in which we do business. Our cash and cash equivalents and future investments are subject to risks including:

Investment Risk

We are not currently exposed to market risk because we hold no investments, however we expect to hold such investments in the future. We will be exposed to market risk as it relates to changes in the market value of our investments in addition to the liquidity and credit worthiness of the underlying issuers of our investments. Investments are subject to fluctuations in fair value due to the volatility of the credit markets and prevailing interest rates for such securities.

Bank Liquidity Risk

As of December 31, 2022, we have approximately $160.1 million of cash in operating accounts that are held with both domestic and international financial institutions, the majority held with domestic financial institutions. These cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors and they are not supported by the government of the jurisdiction where such cash is held. We have not incurred any losses and have had full access to our operating accounts to date. We believe any failures of domestic and international financial institutions could impact our ability to fund our operations in the short term.

Exchange Rate Risk

Our international business is subject to risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the U.S. dollar. Accordingly, our future results could be materially impacted by changes in these or other factors.

Due to our operations outside the United States, we are subject to the risks of fluctuations in foreign currency exchange rates, particularly related to the euro, Indian rupee and British pound. As a substantial majority of our non-U.S. revenue and expense transactions are denominated in U.S. dollars, fluctuations in foreign currency exchange rates could cause our products and services to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Some of our subsidiaries operate in their local currency, which mitigates a portion of the exposure related to fluctuations in foreign currency exchange rates.

We have established risk management strategies designed to reduce the impact of volatility of future cash flows caused by changes in the exchange rate for these currencies. These strategies reduce, but do not entirely eliminate, the impact of currency exchange rate movements. We do not use derivative financial instruments for speculative or trading purposes. In the fourth quarter of 2022, we began to hedge our exposure to certain foreign currencies with various financial institutions in an effort to minimize the impact of certain currency exchange rate fluctuations. If a financial counterparty to any of our hedging arrangements experiences financial difficulties or is otherwise unable to honor the terms of the foreign currency hedge, we may experience financial losses.

For derivative instruments that are designated and qualify as cash flow hedges under ASC No. 815, Derivatives and Hedging (“ASC 815”), the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income or loss and reclassified into earnings in the same financial statement line as the item being hedged, and in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized each period in other income (expense), net. For derivative instruments that are not designated as hedging instruments under ASC 815, gains and losses are recognized each period in other income (expense), net.

As of December 31, 2022, we had outstanding foreign currency derivative contracts with a total notional amount of $59.6 million. If overall foreign currency exchange rates appreciated (depreciated) uniformly by 10% against the U.S. dollar, our foreign currency derivative contracts outstanding as of December 31, 2022 would experience an approximately $6.0 million gain (loss).

Item 8. Financial Statements and Supplementary Data

Our consolidated balance sheets as of December 31, 2022 and 2021, and the related consolidated statements of operations, equity, comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 2022 are set forth in this Annual Report at Item 15(a)(1).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Attached as exhibits to this Form 10-K are certifications of Xperi Inc.’s Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications and it should be read in conjunction with the certifications, for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to an exemption established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the quarterly period ended December 31, 2022 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is hereby incorporated by reference from the information under the captions “Executive Officers,” “Election of Directors” and “Delinquent Section 16(a) Reports” that will be contained in the Proxy Statement for our 2023 Annual Meeting of Stockholders (the “Proxy Statement”).

We have adopted a written Code of Business Conduct and Ethics Policy that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons serving similar functions. The Code of Business Conduct and Ethics is posted on our website at investor.xperi.com.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference from the information under the captions “Election of Directors,” “Executive Officers” and “Executive Compensation and Related Information” that will be contained in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference from the information under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” that will be contained in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference from the information under the captions “Certain Relationships and Related Transactions” and “Election of Directors” that will be contained in the Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference from the information under the caption “Ratification of Independent Registered Public Accounting Firm” that will be contained in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

Page Number

(1) Financial Statements

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Statements of Operations	F-2

Consolidated Statements of Comprehensive loss	F-3

Consolidated Balance Sheets	F-4

Consolidated Statements of Cash Flows	F-5

Consolidated Statements of Equity	F-6

Notes to Consolidated Financial Statements	F-7

(2) Financial Statement Schedule

Valuation and Qualifying Accounts

(3) Exhibits

The exhibits listed on the Exhibit Index preceding the signature page to this Annual Report are filed as part of this Annual Report.

Auditor Firm Id: 238 Auditor Name: PricewaterhouseCoopers LLP Auditor Location: San Jose, California, USA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Xperi Inc.

Opinions on the Financial Statements

We have audited the accompanying consolidated balance sheets of Xperi Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive loss, of equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinions

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 3, 2023

We have served as the Company’s auditor since 2020.

XPERI INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2022	2021	2020
Revenue	$502,260	$486,483	$376,101
Operating expenses:
Cost of revenue, excluding depreciation and amortization of intangible assets	122,946	125,626	77,788
Research and development	216,355	194,869	163,407
Selling, general and administrative	217,402	199,921	172,594
Depreciation expense	20,501	22,584	16,666
Amortization expense	62,209	105,311	98,209
Impairment of long-lived assets	7,724	—	—
Goodwill impairment	604,555	—	—
Total operating expenses	1,251,692	648,311	528,664
Operating loss	(749,432)	(161,828)	(152,563)
Other income, net	1,815	1,590	1,535
Loss before taxes	(747,617)	(160,238)	(151,028)
Provision for (benefit from) income taxes	13,589	18,840	(9,735)
Net loss	(761,206)	(179,078)	(141,293)
Less: Net loss attributable to noncontrolling interest	(3,722)	(3,456)	(2,966)
Net loss attributable to the Company	$(757,484)	$(175,622)	$(138,327)
Loss per share attributable to the Company:
Basic	$(18.02)	$(4.18)	$(3.29)
Diluted	$(18.02)	$(4.18)	$(3.29)

Weighted average number of shares used in per share calculations-basic	42,029	42,024	42,024
Weighted average number of shares used in per share calculations-diluted	42,029	42,024	42,024

The accompanying notes are an integral part of these consolidated financial statements.

XPERI INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Years Ended December 31,
	2022	2021	2020
Net loss	$(761,206)	$(179,078)	$(141,293)
Other comprehensive loss, net of tax:
Change in foreign currency translation adjustment	(3,349)	(1,987)	1,311
Unrealized losses on cash flow hedges	(94)	—	—
Comprehensive loss	(764,649)	(181,065)	(139,982)
Less: Comprehensive loss attributable to noncontrolling interest	(3,722)	(3,456)	(2,966)
Comprehensive loss attributable to the Company	$(760,927)	$(177,609)	$(137,016)

The accompanying notes are an integral part of these consolidated financial statements.

XPERI INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$160,127	$120,695
Accounts receivable, net	64,712	79,494
Unbilled contracts receivable, net	65,251	50,962
Other current assets	42,174	25,985
Total current assets	332,264	277,136
Long-term unbilled contracts receivable	4,289	3,825
Property and equipment, net	47,827	57,477
Operating lease right-of-use assets	52,901	61,758
Intangible assets, net	264,376	270,934
Long-term deferred tax assets	2,096	1,847
Goodwill	—	536,512
Other long-term assets	33,158	19,223
Total assets	$736,911	$1,228,712
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$14,864	$7,362
Accrued liabilities	110,014	84,404
Deferred revenue	25,363	28,211
Total current liabilities	150,241	119,977
Long-term deferred tax liabilities	20,559	14,428
Deferred revenue, less current portion	19,129	23,663
Long-term debt, net	50,000	—
Noncurrent operating lease liabilities	42,666	49,017
Other long-term liabilities	5,330	5,670
Total liabilities	287,925	212,755
Commitments and contingencies (Note 16)
Company stockholders’ equity:
Net Investment by Former Parent	—	1,025,838
Preferred stock: $0.001 par value; 6,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.001 par value; 140,000 shares authorized; 42,066 and no shares issued; 42,066 and no shares outstanding, respectively	42	—
Additional paid-in capital	1,136,330	—
Accumulated other comprehensive loss	(4,119)	(676)
Accumulated deficit	(668,835)	—
Total Company stockholders’ equity	463,418	1,025,162
Noncontrolling interest	(14,432)	(9,205)
Total equity	448,986	1,015,957
Total liabilities and equity	$736,911	$1,228,712

The accompanying notes are an integral part of these consolidated financial statements.

XPERI INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(761,206)	$(179,078)	$(141,293)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation of property and equipment	20,501	22,584	16,666
Amortization of intangible assets	62,209	105,311	98,209
Stock-based compensation expense	45,303	33,509	19,183
Goodwill impairment	604,555	—	—
Impairment of long-lived assets	7,724	—	—
Deferred income tax	(1,602)	6,913	(20,116)
Provision for credit losses	700	(1,016)	5,973
Other	(676)	(738)	3,256
Changes in operating assets and liabilities:
Accounts receivable	17,505	(2,416)	(10,827)
Unbilled contracts receivable, net	(12,473)	15,475	3,436
Other assets	(20,439)	15,296	(5,170)
Accounts payable	6,633	(4,018)	(3,111)
Accrued and other liabilities	11,123	(37,249)	12,064
Deferred revenue	(8,302)	1,974	(2,047)
Net cash from operating activities	(28,445)	(23,453)	(23,777)
Cash flows from investing activities:
Purchases of property and equipment	(14,207)	(8,893)	(6,601)
Net cash received (paid) for mergers and acquisitions	(50,473)	(12,401)	33,143
Proceeds from sales of short-term investments	—	—	415
Purchases of intangible assets	(166)	(186)	(435)
Net cash from investing activities	(64,846)	(21,480)	26,522
Cash flows from financing activities:
Net proceeds from capital contributions by Former Parent	83,235	—	—
Net transfers from Former Parent	52,802	83,330	34,244
Withholding taxes related to net share settlement of restricted awards	(286)	—	—
Net cash from financing activities	135,751	83,330	34,244
Effect of exchange rate changes on cash and cash equivalents	(3,028)	(3,326)	1,371
Net increase in cash and cash equivalents	39,432	35,071	38,360
Cash and cash equivalents at beginning of period	120,695	85,624	47,264
Cash and cash equivalents at end of period	$160,127	$120,695	$85,624

Supplemental disclosure of cash flow information:
Debt issued in connection with acquisition	$50,000	$—	$—
Interest paid	$756	$—	$—
Income taxes paid, net of refunds	$13,416	$11,801	$8,575

The accompanying notes are an integral part of these consolidated financial statements.

XPERI INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	Common Stock		Additional Paid-In	Net Investment by Former		Accumulated Other Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Capital	Parent		Income (Loss)	Deficit	Interest	Total Equity
Balance at December 31, 2019	—	$—	$—	$716,781		$—	$—	$(2,811)	$713,970
Net loss	—	—	—	(138,327)		—	—	(2,966)	(141,293)
Other comprehensive income, net of tax	—	—	—			1,311	—	—	1,311
Issuance of equity to noncontrolling interest	—	—	—			—	—	19	19
Net transfers from Parent	—	—	—	506,176		—	—	—	506,176
Balance at December 31, 2020	—	$—	$—	$1,084,630		$1,311	—	$(5,758)	$1,080,183
Net loss	—	—	—	(175,622)		—	—	(3,456)	(179,078)
Other comprehensive loss, net of tax	—	—	—	—		(1,987)	—	—	(1,987)
Issuance of equity to noncontrolling interest	—	—	—	—	—	—	—	9	9
Net transfers from Parent	—	—	—	116,830		—	—	—	116,830
Balance at December 31, 2021	—	$—	$—	$1,025,838		$(676)	—	$(9,205)	$1,015,957
Net loss	—	—	—	(88,649)		—	(668,835)	(3,722)	(761,206)
Other comprehensive loss, net of tax	—	—	—	—		(3,443)	—	—	(3,443)
Issuance of equity to noncontrolling interest	—	—	82	—		—	—	(1,505)	(1,423)
Net transfers from Former Parent	—	—	—	100,915		—	—	—	100,915
Issuance of common stock and reclassification of net transfers from Former Parent	42,024	42	1,038,062	(1,038,104)					—
Net capital contribution from Former Parent	—	—	83,235	—		—	—	—	83,235
Issuance of restricted stock, net of shares canceled	42	—	—	—		—	—	—	—
Withholding taxes related to net share settlement of restricted awards	—	—	(286)	—		—	—	—	(286)
Stock-based compensation	—	—	15,541	—		—	—	—	15,541
Other	—	—	(304)	—		—	—	—	(304)
Balance at December 31, 2022	42,066	$42	$1,136,330	$—		$(4,119)	$(668,835)	$(14,432)	$448,986

The accompanying notes are an integral part of these consolidated financial statements.

XPERI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Xperi Spin-Off

On December 18, 2019, Xperi Corporation (“Pre-Merger Xperi”) entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with TiVo Corporation (“Pre-Merger TiVo”) to combine in an all-stock merger of equals transaction (the “Mergers”). Immediately following the consummation of the Mergers on June 1, 2020 (the “Merger Date”), Xperi Holding Corporation (“Xperi Holding,” “Adeia,” or the “Former Parent”), a Delaware corporation founded in December 2019 under the name “XRAY-TWOLF HoldCo Corporation,” became the parent company of both Pre-Merger Xperi and Pre-Merger TiVo.

Following the Mergers, the Former Parent announced plans to separate into two independent publicly-traded companies (the “Separation”), one comprising its intellectual property (“IP”) licensing business and one comprising its product business (“Xperi Product”). On October 1, 2022, the Former Parent completed the Separation (the “Spin-Off”) through a pro-rata distribution (the “Distribution”) of all the outstanding common stock of its product-related business (formerly known as Xperi Product, and hereinafter “Xperi Inc.”, “Xperi” or the “Company”) to the stockholders of record of the Former Parent as of the close of business on September 21, 2022, the record date (the “Record Date”) for the Distribution. Each Xperi Holding stockholder of record received four shares of Xperi common stock, $0.001 par value, for every ten shares of Xperi Holding common stock, $0.001 par value, held by such stockholder as of the close of business on the Record Date. Cash was paid in lieu of any fractional shares of Xperi common stock. The Former Parent distributed 42,023,632 shares of Xperi common stock in the Distribution, which became effective on October 1, 2022. As a result of the Distribution, Xperi became an independent, publicly-traded company and its common stock is listed under the symbol “XPER” on the New York Stock Exchange (“NYSE”). In connection with the Separation and the Distribution, Xperi Holding was renamed and continues as Adeia Inc. and also changed its stock symbol to “ADEA” on the Nasdaq Global Select Market.

In connection with the Separation, the Company entered into several agreements with its Former Parent, including a separation and distribution agreement that sets forth certain agreements with the Former Parent regarding the principal actions taken to complete the Spin-Off, including the assets and rights transferred, liabilities assumed and related matters. It also sets forth other agreements that govern certain aspects of the Former Parent’s relationship with the Company following the Spin-Off. Other agreements that the Company and its Former Parent entered into that govern aspects of their relationship following the Separation include:

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

Employee Matters Agreement

The employee matters agreement (“Employee Matters Agreement”) governs each company’s respective compensation and benefit obligations with respect to current and former employees, directors and consultants. The Employee Matters Agreement identifies employees and employee-related liabilities (and attributable assets) allocated (either retained, transferred, and accepted, or assigned and assumed, as applicable) to the Former Parent and Xperi as part of the separation of the Former Parent into two companies, and describes when and how the relevant transfers and assignments occur.

Cross Business License Agreement

The cross-business license agreement (“CBLA”) sets forth the terms under which the Former Parent licenses to Xperi certain patents owned by the Former Parent or its affiliates that are necessary or useful in Xperi’s business. There are no restrictions preventing the Former Parent from establishing operations in entertainment-related products or services or on Xperi from establishing operations in intellectual property licensing activities after the separation.

Transition Services Agreement

The transition services agreement (“Transition Services Agreement”) sets forth the terms under which Xperi and its subsidiaries will provide to the Former Parent and its subsidiaries various services for a transitional period. The services to be provided include back office functions and assistance with regard to administrative tasks relating to day-to-day activities as needed, including finance, accounting and tax activities, IT services, customer support, facilities services, human resources, and general corporate support, as well as pass-through services provided by certain vendors.

Data Sharing Agreement

The data sharing agreement (“Data Sharing Agreement”) entered into between the Former Parent and Xperi provides a binding framework for the sharing of data between Xperi and its subsidiaries and the Former Parent and its subsidiaries. The Data Sharing Agreement sets forth the rights and obligations of the parties with respect to the retention and care of records, the handling of requests for information and the sharing of data in a legally compliant manner.

Description of Business

Xperi is a leading consumer and entertainment technology company. The Company believes it creates extraordinary experiences at home and on the go for millions of consumers around the world, elevating content and how audiences connect with it in a way that is more intelligent, immersive and personal. Powering smart devices, connected cars, entertainment experiences and more, the Company has created a unified ecosystem that reaches highly engaged consumers, uncovering significant new business opportunities, now and in the future. The Company’s technologies are integrated into consumer devices and media platforms worldwide, driving increased value for partners, customers and consumers. The Company currently operates in one reportable business segment and groups its business into four categories based on the markets served: Pay-TV, Consumer Electronics, Connected Car and Media Platform.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”).

During the three months ended September 30, 2022, all of the assets and liabilities of the Xperi Product business had been transferred to a legal entity (the “Transfer”) under the common control of Xperi. Subsequent to this transfer and through December 31, 2022, the Company's financial statements and accompanying notes are prepared on a consolidated basis and include Xperi and its subsidiaries in which Xperi has a controlling financial interest. All intercompany balances and transactions are eliminated in consolidation. Prior to the Transfer, the financial statements and accompanying notes of the Xperi Product business were prepared on a combined basis and were derived from the consolidated financial statements and accounting records of the Former Parent as the Company was not historically held by a single legal entity. Net investment by Former Parent, which represents the Former Parent’s total net interest in the recorded net assets of the Company prior to the transfer, is presented within equity on a combined basis in lieu of share capital. All intercompany balances and transactions within the combined businesses of the Company have been eliminated.

The Consolidated Balance Sheets of Xperi and its subsidiaries for the pre-Transfer periods include Former Parent’s assets and liabilities that are specifically identifiable or otherwise attributable to the Company. In the fourth quarter of 2018, the Company funded a new subsidiary, Perceive Corporation (“Perceive”), which was created to focus on delivering edge inference solutions. As of December 31, 2022, the Company owned approximately 77.0% of the outstanding equity interest of Perceive. The operating results of Perceive have been included in the Company’s consolidated financial statements since the fourth quarter of 2018.

Prior to the Separation, the Company was dependent on the Former Parent for all of its working capital and financing requirements as the Former Parent used a centralized approach to cash management and financing its operations. Financial transactions relating to the Company were accounted for as equity contributions from the Former Parent on the Consolidated Balance Sheets. Accordingly, none of the Former Parent’s cash and cash equivalents were allocated to the Company for any of the periods presented, unless those balances were directly attributable to the Company. The Company reflects transfers of cash to and from the Former Parent’s cash management system within equity as a component of Net investment by Former Parent on a combined basis and as a component of net capital contribution from Former Parent on a consolidated basis. Other than the debt incurred in connection with the acquisition of Vewd Software Holdings Limited (“Vewd”) discussed in Note 9, the Former Parent’s long-term debt has not been attributed to the Company for any of the periods presented because the Former Parent’s borrowings are not the legal obligation of the Company. The cash and cash equivalents, including the Company’s capitalization from Former Parent on September 30, 2022 is expected to be sufficient to support its operations, capital expenditures and income tax payments, in addition to any investments and other capital allocation needs for at least the next 12 months from the issuance date of these consolidated financial statements.

Prior to the Separation, the Consolidated Statements of Operations and Comprehensive Loss of the Company reflect allocations of general corporate expenses from the Former Parent, including, but not limited to, executive management, sales and marketing, finance, legal, information technology, employee benefits administration, stock-based compensation, treasury, risk management, procurement and other shared services. These allocations were made on a direct usage basis when identifiable, with the remainder allocated on a pro rata basis of billing, revenue, headcount or other measures as deemed appropriate. Management of the Company and Former Parent consider these allocations to be a reasonable reflection of the utilization of services by, or the benefits provided to, the Company. The allocations may not, however, reflect the expenses the Company would have incurred as a standalone company for the periods presented. Actual costs that may have been incurred if the Company had been a standalone company would depend on a number of factors, such as the chosen organizational structure, whether functions were outsourced or performed by employees and decisions with respect to areas such as facilities, information technology and operating infrastructure.

During the periods prior to the Separation that are presented in the accompanying Consolidated Financial Statements, the Company’s income tax expense (benefit) and deferred tax balances were included in the Former Parent’s income tax returns. Income tax expense (benefit) and deferred tax balances contained in these Consolidated Financial Statements for periods prior to the Separation are presented on a separate return basis, as if the Company had filed its own income tax returns. As a result, actual tax transactions included in the consolidated financial statements of the Former Parent may or may not be included in the Consolidated Financial Statements of the Company. Similarly, the tax treatment of certain items reflected in the Consolidated Financial Statements of the Company may or may not be reflected in the consolidated financial statements and income tax returns of the Former Parent. The taxes recorded in the Consolidated Statements of Operations for periods prior to the Separation are not necessarily representative of the taxes that may arise in the future when the Company files its income tax returns independent from the Former Parent’s returns. The income tax expense (benefit) recorded for the three months ended December 31, 2022 is presented as if activity from this period would have been included in the same separate return as the nine months of activity through the date of Separation. Deferred tax balances for the period ended December 31, 2022 are presented for the standalone Company.

The Company’s fiscal year ends on December 31. The Company employs a calendar month-end reporting period for its quarterly reporting.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The accounting estimates and assumptions that require management’s most significant, challenging, and subjective judgment include the estimation of licensees’ quarterly royalties prior to receiving the royalty reports, the determination of stand-alone selling price and the transaction price in an arrangement with multiple performance obligations, the assessment of the recoverability of goodwill, the assessment of useful lives and recoverability of other intangible assets and long-lived assets, recognition and measurement of current and deferred income tax assets and liabilities, the assessment of unrecognized tax benefits, and purchase accounting resulting from business combinations. Actual results experienced by the Company may differ from management’s estimates.

The COVID-19 pandemic and related macroeconomic conditions have had, and may continue to have, an adverse impact on the Company’s business. The impact to date has included periods of significant volatility in markets the Company serves, in particular the automotive and broad consumer electronics markets. Additionally, the pandemic has caused some challenges and delays in acquiring new customers and executing license renewals. These factors have contributed to an impairment of our long-lived assets, including goodwill, and may result in increased credit losses and impairments of investments in other companies. The Company’s operations and those of its customers have also been negatively impacted by certain trends arising from the COVID-19 pandemic, including labor market constraints, shortage of semiconductor components and manufacturing capacities, and delays in shipments, product development and product launches. Moreover, the COVID-19 pandemic, its related impact, and United States federal, state and foreign government policies enacted to combat the pandemic have contributed to a recent rise of inflation that may increase the cost of the Company’s operations and reduce demand for the Company’s products and services and those of its customers, which may adversely affect the Company’s financial performance. The impact of the pandemic on the Company’s overall results of operations remains uncertain for the foreseeable future and will depend on various factors outside the Company’s control.

Principles of Consolidation

Subsequent to the Transfer during the third quarter of 2022 and through December 31, 2022, the Company’s financial statements are prepared on a consolidated basis and include the accounts of the Company and its wholly-owned subsidiaries, as well as an entity in which the Company has a controlling financial interest. All intercompany accounts and transactions have been eliminated in consolidation.

Prior to the Transfer and through the date in the third quarter of 2022 when all subsidiaries of Xperi Product were owned by the parent company of Xperi Product, the accompanying financial statements of the Xperi Product business were prepared on a combined basis and were derived from the consolidated financial statements and accounting records of the Former Parent as the Company was not historically held by a single legal entity. Net investment by Former Parent, which represents the Former Parent’s total net interest in the recorded net assets of the Company prior to the Transfer and through the date when all subsidiaries of Xperi Product were owned by the parent company of Xperi Product, is presented within equity on a combined basis in lieu of share capital. All intercompany balances and transactions within the combined businesses of the Company have been eliminated.

Net Investment by Former Parent

Net investment by Former Parent on the Consolidated Balance Sheets and Consolidated Statements of Equity represents the Former Parent’s historical investment in the Company, the net effect of transactions with and allocations from the Former Parent, and the Company’s accumulated deficit. See “Note 17 – Related Party Transactions and Net Investment by Former Parent” for additional information.

Net Loss Per Share

Net loss per share is computed by dividing net loss for the period by the weighted-average number of common shares outstanding during the period. The calculations of basic and diluted loss per share for any of the periods presented prior to the Separation were based on the number of shares outstanding on October 1, 2022, the Separation Date. For periods prior to the Separation, it is assumed that there are no dilutive equity instruments as there were no Xperi stock-based awards outstanding prior to the Separation. Dilutive weighted-average common shares outstanding do not include unvested restricted stock awards and units and stock options for the periods presented because the effect of their inclusion would have been anti-dilutive. Refer to “Note 12 - Net Loss per Share” for a reconciliation.

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to a customer in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services, which may include various combinations of goods and services which are generally capable of being distinct and accounted for as separate performance obligations. See “Note 4 – Revenue” for a detailed discussion on revenue and revenue recognition.

Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available and that is evaluated on a regular basis by the chief operating decision-maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources and evaluating financial performance. As such, the Company has determined that it has one operating segment, which is also its reportable segment.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained with various financial institutions.

Non-Marketable Equity Investments

Investments in entities over which the Company has the ability to exercise significant influence, but does not hold a controlling interest, are accounted for using the equity method. Under the equity method, the Company records its proportionate share of income or loss in other income and expense, net, in the Consolidated Statements of Operations. Investments in entities over which the Company does not have the ability to exercise significant influence and which do not have readily determinable fair values, are initially recognized at cost and remeasured through earnings when there is an observable transaction involving the same or similar investment of the same issuer, or due to an impairment (referred to as the “measurement alternative”). The fair value of non-marketable equity investments is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. The Company monitors its non-marketable securities portfolio for potential impairment. When there is evidence that the expected fair value of the investment has declined to below the recorded cost, the impairment loss is recorded in other income (expense), net, in the Consolidated Statements of Operations.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amount of cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term nature of these instruments. Long-term debt is carried at amortized cost and measured at fair value on a quarterly basis for disclosure purposes. See “Note 7 – Fair Value” for further information.

Derivative Instruments

In the fourth quarter of 2022, the Company began to use derivative financial instruments to manage foreign currency exchange rate risk. The Company does not enter into derivative transactions for trading purposes. The Company’s derivative financial instruments are recorded on the Consolidated Balance Sheets as assets or liabilities measured at fair value. For derivatives designated as a hedge, and effective as part of a hedge transaction, the effective portion of the gain or loss on the hedging derivative instrument is reported as a component of other comprehensive income (loss) and as a basis adjustment to the underlying hedged item and reclassified to earnings in the period in which the hedged item affects earnings. To the extent derivatives do not qualify or are not designated as hedges, or are ineffective, their changes in fair value are recorded in earnings immediately. See “Note 6 – Financial Instruments” for further information.

Concentration of Credit and Other Risks

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents and accounts receivable. The Company follows a corporate investment policy which sets credit, maturity and concentration limits and regularly monitors the composition, market risk and maturities of these investments. The Company also maintains cash and cash equivalents with various financial institutions. These financial institutions are located in many different geographic regions, and the Company’s policy is designed to limit exposure from any particular institution. As part of its risk management processes, the Company performs periodic evaluations of the relative credit standing of these financial institutions. The Company has not sustained material credit losses from instruments held at these financial institutions. The Company believes that any concentration of credit risk in its accounts receivable is substantially mitigated by the Company’s evaluation process, relatively short collection terms and the high level of credit worthiness of its customers. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary but generally requires no collateral.

The Company had no customers representing 10% or more of aggregate trade receivables at December 31, 2022 and December 31, 2021.

There were no individually significant customers with revenue exceeding 10% of total revenue for the years ended December 31, 2022, 2021 and 2020.

Accounts Receivable

The timing of revenue recognition may differ from the timing of invoicing to customers. The Company records a receivable when revenue is recognized prior to cash collection.

Payment terms and conditions vary by contract type, location of customer and the products or services offered, although terms generally require payment from a customer within 30 to 60 days. When the timing of revenue recognition differs from the timing of cash collection, an evaluation is performed to determine whether the contract includes a significant financing component.

Allowance for Credit Losses

The allowance for credit losses, which includes the allowance for accounts receivable and unbilled contracts receivable, represents the Company’s best estimate of lifetime expected credit losses inherent in those financial assets. The Company’s lifetime expected credit losses are determined using relevant information about past events (including historical experience), current conditions, and reasonable and supportable forecasts that affect collectability. The Company monitors its credit exposure through ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary. In addition, the Company performs routine credit management activities such as timely account reconciliations, dispute resolution, and payment confirmations. The Company may employ collection agencies and legal counsel to pursue recovery of defaulted receivables. See “Note 4– Revenue” for a further discussion of the allowance for credit losses.

Inventory

Inventories consist primarily of TiVo Stream 4K, finished DVRs, non-DVRs and accessories and are stated at the lower of cost or net realizable value on an aggregate basis. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. Adjustments to reduce the carrying amount of inventory to the lower of cost or net realizable value are made, if required, for excess or obsolete goods, which includes a review of, among other factors, demand requirements and market conditions.

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting in accordance with ASC 805, “Business Combinations.” Identifiable assets acquired and liabilities assumed are recorded at their acquisition date fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Acquisition related costs are expensed as incurred. Upon acquisition, the accounts and results of operations are consolidated as of and subsequent to the acquisition date.

When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. The Company utilizes commonly accepted valuation techniques, such as the income approach and the cost approach, as appropriate, in establishing the fair value of intangible assets. Typically, key assumptions include projections of cash flows that arise from identifiable intangible assets of acquired businesses as well as discount rates based on an analysis of the weighted average cost of capital, adjusted for specific risks associated with the assets. See “Note 9 – Business Combinations” for additional detail.

Goodwill and Identified Intangible Assets

Goodwill. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and identified intangible assets acquired under a business combination. Goodwill also includes acquired assembled workforce, which does not qualify as an identifiable intangible asset. The Company reviews impairment of goodwill annually as of the beginning of the fourth quarter, or more frequently if events or circumstances indicate that the goodwill might be impaired. Triggering events for impairment reviews may be indicators such as adverse industry or economic trends, restructuring actions, lower projections of profitability, or a sustained decline in the Company's market capitalization. The Company first assesses qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If, after assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the quantitative goodwill impairment test is unnecessary.

If, based on the qualitative assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company proceeds to perform the quantitative goodwill impairment test. The Company first determines the fair value of a reporting unit using the market capitalization approach to determine the fair value of a reporting unit. Under the market capitalization approach, the fair value of a reporting unit is estimated based on the trading price of the Company's stock as of the test date, or trading prices over a short period of time immediately prior to the test date if such prices more reasonably represent the estimated fair value as of the test date, which is further adjusted by a control premium representing the synergies a market participant would achieve when obtaining control of the business. The Company then compares the derived fair value of a reporting unit with its carrying amount. If the carrying value of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

Identified intangible assets. Identified finite-lived intangible assets consist of acquired patents, existing technology, customer relationships, trademarks and trade names, non-compete agreements resulting from business combinations, and acquired patents under asset purchase agreements. The Company’s identified intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 1 to 10 years. The Company makes judgments about the recoverability of finite-lived intangible assets whenever facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, the Company assesses recoverability by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, the Company would accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life.

Identified indefinite-lived intangible assets include TiVo tradenames and trademarks resulting from business combinations. The Company evaluates the carrying value of indefinite-lived intangible assets on an annual basis, and an impairment charge would be recognized to the extent that the carrying amount of such assets exceeds their estimated fair value.

For further discussion of goodwill and identified intangible assets, see “Note 10 – Goodwill and Identified Intangible Assets.”

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, accrued liabilities, and noncurrent operating lease liabilities in the Company’s consolidated balance sheets. The ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the leases do not provide an implicit rate, the Company generally uses its incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The Company’s lease terms may include options to extend or terminate the lease, and these terms are factored into the valuation of ROU assets and liabilities when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. As a practical expedient, the Company elected, for all office and facility leases, not to separate non-lease components from lease components and instead to account for each separate lease component and its associated non-lease components as a single lease component. For additional information regarding the Company's leases, refer to “Note 8 – Leases.”

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment and intangible assets, for possible impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Such events and changes may include: a significant decrease in market value, changes in asset use, negative industry or economic trends, and changes in the Company’s business strategy. The Company measures recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows that the assets or the asset group are expected to generate. If the carrying value of the assets is not recoverable, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the assets. During the year ended December 31, 2022, the Company recognized impairment charges of $7.7 million on fixed assets and operating lease ROU assets for which the carrying amount exceeded the fair value for certain leased office building. Refer to “Note 8 – Leases” for detailed impairment discussions.

Research and Development

Research and development costs are comprised primarily of employee-related costs, stock-based compensation expense, engineering consulting expenses associated with new product and technology development, product commercialization, quality assurance and testing costs, as well as costs related to information technology, patent applications and examinations, materials, supplies, and an allocation of facilities costs. All research and development costs are expensed as incurred.

Stock-based Compensation

Prior to the Separation, certain Company employees participated in the Former Parent’s stock-based compensation programs. Stock-based compensation expense has been attributed to the Company based on the awards and terms previously granted to the Company’s direct employees, as well as an allocation of the Former Parent’s corporate and shared functional employee expenses.

Stock-based compensation is measured at the grant date based on the estimated fair value of the award and is recognized as expense on a straight-line basis, net of estimated forfeitures, over the requisite service or performance period. Forfeiture rates are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. If the actual forfeiture rate is materially different from the estimate, stock-based compensation expense could be significantly different from what was recorded in the current period.

The Company uses the closing trading price of its common stock on the date of grant as the fair value of awards of restricted stock units (“RSUs”), and performance-based restricted stock units (“PSUs”) that are based on company-designated performance targets. For PSUs that are based on market conditions, or market-based PSUs, fair value is estimated by using a Monte Carlo simulation on the date of grant. The Company estimates the grant-date fair value of stock options and stock to be issued under the employee stock purchase plan (“ESPP”) using the Black-Scholes pricing model. See “Note 14 – Stock-based Compensation” for additional detail.

Income Taxes

Prior to the Separation, the Company’s operations were included in the tax returns filed by the respective Former Parent entities of which the Company’s businesses were a part. Income tax expense and other income tax-related information contained in these Consolidated Financial Statements are presented on a separate return basis as if the Company had filed its own tax returns. The separate return method applies the accounting guidance for income taxes to the Company’s standalone financial statements as if it were a separate taxpayer and a standalone enterprise for the periods presented. The income tax expense (benefit) recorded for the three month period ended December 31, 2022 is presented as if activity from this period would have been included in the same separate return as the nine months of activity through the date of Separation. Current income tax liabilities related to entities which file jointly with the Former Parent are assumed to be immediately settled with the Former Parent and are relieved through the Net Investment by Former Parent and are presented in Net transfers from and to Former Parent in the Consolidated Statements of Cash Flows.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of assets and liabilities and their respective tax bases and operating loss and tax carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates applicable to the years in which those temporary differences are expected to reverse. A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized.

From time to time, the Company engages in transactions in which the tax consequences may be subject to uncertainty. Significant judgment is required in assessing and estimating the tax consequences of these transactions. Accruals for unrecognized tax benefit liabilities, which represent the difference between a tax position taken or expected to be taken in a tax return and the benefit recognized for financial reporting purposes, are recorded when the Company believes it is not more-likely-than-not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. Adjustments to unrecognized tax benefits are recognized when facts and circumstances change, such as the closing of a tax audit, notice of an assessment by a taxing authority or the refinement of an estimate. Income tax benefit includes the effects of adjustments to unrecognized tax benefits, as well as any related interest and penalties.

Advertising Costs

Advertising costs are expensed as incurred and are presented within selling, general and administrative expense in the Consolidated Statements of Operations. Advertising expenses for the years ended December 31, 2022, 2021 and 2020, were $5.5 million, $9.1 million and $11.3 million, respectively.

Contingencies

From time to time, the Company may be involved in legal and administrative proceedings and claims of various types. The Company records a liability in its consolidated financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. Management reviews these estimates in each accounting period as additional information becomes known and adjusts the loss provision when appropriate. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements. If a loss is probable but the amount of loss cannot be reasonably estimated, the Company discloses the loss contingency and an estimate of possible loss or range of loss (unless such an estimate cannot be made). The Company does not recognize gain contingencies until they are realized. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the related assets’ estimated useful lives:

Equipment, furniture and other	1 to 5 years
Leasehold improvements	Lesser of related lease term or 5 years
Building and improvements	Up to 30 years

Expenditures that materially increase asset life are capitalized, while ordinary maintenance and repairs are expensed as incurred.

Foreign Currency Translation and Transactions

The Company predominantly uses the U.S. dollar as its functional currency. Certain non-U.S. subsidiaries designate a local currency as their functional currency. The translation of assets and liabilities into U.S. dollars for subsidiaries with a functional currency other than the U.S. dollar is performed using exchange rates in effect at the balance sheet date. The translation of revenues and expenses into U.S. dollars for subsidiaries with a functional currency other than the U.S. dollar is performed using the average exchange rate for the respective period. Gains or losses from cumulative translation adjustments, net of tax, are included as a component of accumulated other comprehensive loss in the Consolidated Balance Sheets. The Company records net foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to the functional currency within other income and expense, net.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In October 2021, the FASB issued ASU 2021-08, “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”), which amends the guidance in ASC 805 to require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Revenue from Contracts with Customers (“Topic 606”). As a result of the amendments, it is expected that an acquirer will generally recognize and measure acquired contract assets and contract liabilities in a manner consistent with how the acquiree recognized and measured them in its preacquisition financial statements. ASU 2021-08 is effective for public business entities for fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company elected to early adopt the new standard on January 1, 2022. The adoption did not have an impact on the Company’s consolidated financial statements.

NOTE 4 – REVENUE

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

Some of the Company’s contracts with customers contain multiple performance obligations. For these contracts, the individual performance obligations are separately accounted for if they are distinct. In an arrangement with multiple performance obligations, the transaction price is allocated among the separate performance obligations on a relative stand-alone selling price basis. The determination of stand-alone selling price considers market conditions, the size and scope of the contract, customer and geographic information, and other factors. When observable prices are not available, stand-alone selling price for separate performance obligations is based on the cost-plus-margin approach, considering overall pricing objectives.

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

Technology Solutions Arrangements

Technology Solutions customers are primarily multi-channel video service providers, CE manufacturers, and end consumers. Technology Solutions revenue is primarily derived from licensing the Company’s Pay-TV solutions, Personalized Content Discovery, enriched Metadata, and viewership data, selling TiVo-enabled devices like the TiVo Stream 4K and advertising.

For Technology Solutions arrangements, the Company provides on-going media or data delivery, hosting and access to its platform, and software updates. For these solutions, the Company generally receives fees on a per-subscriber per-month basis or as a fixed fee, and revenue is recognized during the month in which the solutions are provided to the customer. For most of the Technology Solutions offerings, substantially all functionality is obtained through the Company’s continuous hosting and/or updating of the data and content. In these instances, the Company typically has a single performance obligation related to these ongoing activities in the underlying arrangement. For those arrangements that include multiple performance obligations, the Company allocates the consideration as described above and recognizes revenue for each distinct performance obligation when control of the promised goods or services is transferred to the customer.

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

Revenue Details

The following information depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors by disaggregating revenue by product category and geographic location.

Revenue disaggregated by product category was as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Pay-TV	$249,457	$262,929	$164,865
Consumer Electronics	128,395	99,529	111,726
Connected Car	84,201	88,306	79,021
Media Platform	40,207	35,719	20,489
Total revenue	$502,260	$486,483	$376,101

A significant portion of the Company’s revenue is derived from licensees headquartered outside of the United States, principally in Asia, Europe and the Middle East, and it is expected that this revenue will continue to account for a significant portion of total revenue in future periods. The following table presents the Company’s revenue disaggregated by geographic area (in thousands):

	Years Ended December 31,
	2022		2021		2020
U.S.	$278,920	56%	$249,537	51%	$182,492	49%
Japan	65,551	13	70,956	15	60,349	16
China	30,932	6	18,027	4	21,685	6
Europe and Middle East	42,846	9	56,317	12	36,352	10
South Korea	27,870	5	38,801	7	32,101	8
Other	56,141	11	52,845	11	43,122	11
	$502,260	100%	$486,483	100%	$376,101	100%

Contract Balances

Contract Assets

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

Contract assets were recorded in the Consolidated Balance Sheets as follows (in thousands):

	December 31, 2022	December 31, 2021
Unbilled contracts receivable	$65,251	$50,962
Other current assets	848	724
Long-term unbilled contracts receivable	4,289	3,825
Other long-term assets	978	1,043
Total contract assets	$71,366	$56,554

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

The following table presents the activity in the allowance for credit losses for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Years Ended December 31,
	2022		2021		2020
	Accounts Receivable	Unbilled Contracts Receivable	Accounts Receivable	Unbilled Contracts Receivable	Accounts Receivable	Unbilled Contracts Receivable
Beginning balance	$2,255	$468	$6,454	$1,414	$566	$—
Provision for credit losses	799	(99)	714	38	6,406	1,414
Recoveries/charge-off	(1,104)	—	(4,913)	(984)	(518)	—
Balance at end of period	$1,950	$369	$2,255	$468	$6,454	$1,414

The significant increase in provision for credit losses in 2020 was based on assessment of conditions including the COVID-19 pandemic and anticipation of delayed or delinquent payments on existing accounts receivable as a result of the declining financial health and liquidity positions of certain of the Company’s customers, as well as U.S. restrictions on trade with certain Chinese customers, and certain late payments and collection-related issues.

Additional Disclosures

The following table presents additional revenue and contract disclosures (in thousands):

	Years Ended December 31,
	2022		2021	2020
Revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$19,713		$23,863	$720
Amounts included in deferred revenue acquired from the Mergers	$—		$—	$19,367
Performance obligations satisfied in previous periods (true ups, licensee reporting adjustments and settlements) (1)	$30,561	(2)	$8,772	$13,138

19

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
(2)
Amount includes past royalty revenue from the settlement of a contract dispute with a large mobile imaging customer, and the execution of a long-term license agreement with a leading consumer electronics and over-the-top (“OTT”) service provider. The long-term license agreement is effective as of the expiration of the prior agreement. The Company recorded revenue from both the settlement and the license agreement, referred to above, in the second quarter of 2022 and expects to record revenue from the license agreement in future periods.

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

December 31,
2022
Revenue from contracts with performance obligations expected to be satisfied in:
2023	57,610
2024	28,055
2025	15,910
2026	5,024
2027	1,024
Thereafter	280
Total	$107,903

NOTE 5 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Other current assets consisted of the following (in thousands):

	December 31,
	2022	2021
Prepaid Income Tax	$1,777	$1,141
Prepaid expenses	20,001	15,283
Inventory	6,662	5,102
Other	13,734	4,459
	$42,174	$25,985

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2022		2021
Equipment, furniture and other	$78,976		$64,236
Building and improvements	18,331		18,331
Land	5,300		5,300
Leasehold improvements	17,038	(1)	22,064
Property and equipment, gross	119,645		109,931
Less: Accumulated depreciation and amortization	(71,818)	(1)	(52,454)
	$47,827		$57,477

(1) Reflects an impairment charge of $2.9 million ($4.8 million in gross cost and $1.9 million in accumulated depreciation). Refer to “Note 8 – Leases” for details.

Property and equipment, net by geographic area was as follows (in thousands):

	December 31,
	2022	2021
U.S.	$42,487	$51,306
Europe	3,460	3,697
Asia and other	1,880	2,474
	$47,827	$57,477

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Employee compensation and benefits	$53,546	$33,685
Third-party royalties	7,620	4,428
Accrued expenses	22,928	21,147
Current portion of operating lease liabilities	17,195	14,725
Accrued income tax	4,926	2,055
Other	3,799	8,364
	$110,014	$84,404

Accumulated other comprehensive loss consisted of the following (in thousands):

	December 31,
	2022	2021
Foreign currency translation adjustment, net of tax	$(4,025)	$(676)
Unrealized hedging losses, net of tax	(94)	—
	$(4,119)	$(676)

NOTE 6 – FINANCIAL INSTRUMENTS

Non-marketable Equity Securities

Following the Mergers on June 1, 2020, the Company assumed certain investments in non-marketable equity securities. As of December 31, 2022 and December 31, 2021, other long-term assets included equity securities accounted for under the equity method with a carrying amount of $4.4 million and $4.8 million, respectively. No impairments to the carrying amount of the Company’s non-marketable equity securities were recognized in the years ended December 31, 2022, 2021 and 2020, respectively.

Derivatives Instruments

In the fourth quarter of 2022, the Company began to use derivative financial instruments to manage foreign currency exchange rate risk. The Company’s derivative financial instruments consist of foreign currency forward contracts, which are used primarily to hedge portions of its anticipated foreign currency exposure. The maturities of these instruments are generally less than twelve months. Fair values for derivative financial instruments are based on prices computed using third-party valuation models and are classified as Level 2 in accordance with the three-level hierarchy of fair value measurements. All the significant inputs to the third-party valuation models are observable in active markets. Inputs include current market-based parameters such as forward rates, yield curves and credit default swap pricing. For additional information related to the three-level hierarchy of fair value measurements, see “Note 7 – Fair Value.”

The notional and fair values of all derivative instruments were as follows (in thousands):

Derivative instruments in cash flow hedges (foreign exchange contracts)	December 31, 2022	December 31, 2021
Liabilities
Accrued liabilities	$94	$—
Total fair value	$94	$—
Total notional value	$52,197	$—
Undesignated derivative instruments (foreign exchange contracts)
Liabilities
Accrued liabilities	$41	$—
Total fair value	$41	$—
Total notional value	$7,402	$—

Cash Flow Hedges

The Company designates certain foreign currency forward contracts as hedging instruments pursuant to ASC 815, Derivatives and Hedging (“ASC 815”). For information on the effective portion of the gain or loss on the derivative, which is reported as a component of accumulated other comprehensive income (loss), refer to “Note 5 -- Composition of Certain Financial Statement Captions.” For the year ended December 31, 2022, no amounts were reclassified into statement of operations line items as no underlying hedged item is recognized in earnings. The Company did not enter into derivative contracts in 2021 or 2020.

Undesignated Derivatives

For derivatives that are not designated as hedge instruments, they are measured and reported at fair value. Changes in the fair value of these undesignated derivatives are reported in other income (expense), net, on the Consolidated Statements of Operations. Realized losses and changes in the estimated fair value of the derivatives were not significant in the year ended December 31, 2022. The Company did not enter into derivative contracts in 2021 or 2020.

NOTE 7 – FAIR VALUE

The Company follows the authoritative guidance for fair value measurement and the fair value option for financial assets and financial liabilities. The Company carries its financial instruments at fair value with the exception of its long-term debt. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, or an exit price, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The established fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

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

When applying fair value principles in the valuation of assets, the Company is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The Company calculates the fair value of its Level 1 and Level 2 instruments based on the exchange traded price of similar or identical instruments, where available, or based on other observable inputs.

There were no marketable securities required to be measured at fair value on a recurring basis as of December 31, 2022 or December 31, 2021.

Financial Instruments Not Recorded at Fair Value

The Company’s long-term debt is carried at historical cost and is measured at fair value on a quarterly basis for disclosure purposes. The carrying amounts and estimated fair values are as follows (in thousands):

	December 31, 2022		December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Unsecured Promissory Note (1)	$50,000	$48,478	$—	$—

(1) See “Note 11 – Debt” for additional information.

If reported at fair value in the Consolidated Balance Sheets, the Company’s debt would be classified within Level 2 of the fair value hierarchy. The fair value of the debt was estimated based on the quoted market prices for the same or similar issues.

Non-Recurring Fair Value Measurements

For purchase accounting related fair value measurements, see “Note 9 – Business Combinations.”

For lease impairment related fair value measurements, see “Note 8 – Leases.”

For goodwill impairment related fair value measurements, see “Note 10 – Goodwill And Identified Intangible Assets.”

NOTE 8 - LEASES

Under Topic 842, a contract is a lease, or contains a lease, if the contract conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. To determine whether a contract conveys the right to control the use of an identified asset for a period of time, an entity shall assess whether, throughout the period of use, the entity has both of the following: (a) the right to obtain substantially all of the economic benefits from use of the identified asset; and (b) the right to direct the use of the identified asset.

The Company leases office and research facilities, data centers and office equipment under operating leases which expire through 2029. The Company’s leases have remaining lease terms of one year to seven years, some of which may include options to extend the leases for five years or longer, and some of which may include options to terminate the leases within the next 5 years or less. Leases with an initial term of 12 months or less are not recorded on the balance sheets; expense for these leases is recognized on a straight-line basis over the lease term. Variable lease payments are expensed as incurred and are not included within the lease liability and right-of-use assets calculation. As a practical expedient, the Company elected, for all data centers, office and facility leases, not to separate non-lease components (e.g., common-area maintenance costs) from lease components (e.g., fixed payments including rent) and instead to account for each separate lease component and its associated non-lease components as a single lease component. As most of the leases do not provide an implicit rate, the Company generally, for purposes of discounting lease payments, uses its incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date.

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

As a result of consolidating its global real estate footprint and a decision to sublease a recently vacated office building, the Company recorded non-cash impairment charges of $4.8 million related to certain operating lease ROU assets and $2.9 million related to leasehold improvements during the year ended December 31, 2022. The Company determined that it may not be able to fully recover the carrying amount of the leased building due to a change in the manner in which the building is being used and a significant decrease in the market price of the asset. The Company estimated the fair value using a discounted cash flows approach reflecting internally developed Level 3 assumptions that included, among other things, its expectations of cash flows from projected sublease income, occupancy estimates and its outlook for the local real estate market.

The components of operating lease costs were as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Fixed lease cost (1)	$20,581	$20,619	$14,296
Variable lease cost	5,365	5,030	2,918
Less: sublease income	(9,498)	(9,724)	(5,423)
Total operating lease cost	$16,448	$15,925	$11,791

(1)
Includes short-term leases costs, which were immaterial.

Other information related to leases was as follows (in thousands, except lease term and discount rate):

	Years Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$20,307	$20,826	$14,514
ROU assets obtained in exchange for new lease liabilities:
Operating leases	$14,360	$6,131	$5,684

	December 31, 2022	December 31, 2021	December 31, 2020
Weighted-average remaining lease term (years):
Operating leases	3.69	4.48	5.20
Weighted-average discount rate:
Operating leases	5.1%	4.9%	5.1%

Future minimum lease payments and related lease liabilities as of December 31, 2022 were as follows (in thousands):

	Operating Lease Payments (1)	Sublease Income	Net Operating Lease Payments
2023	19,897	(7,618)	12,279
2024	18,320	(7,610)	10,710
2025	15,810	(7,386)	8,424
2026	7,867	(935)	6,932
2027	2,711	—	2,711
Thereafter	1,473	—	1,473
Total lease payments	66,078	(23,549)	42,529
Less: imputed interest	(6,217)	—	(6,217)
Present value of lease liabilities:	$59,861	$(23,549)	$36,312

Less: current obligations under leases (accrued liabilities)	(17,195)
Noncurrent operating lease liabilities	$42,666
(1)
Future minimum lease payments exclude short-term leases as well as payments to landlords for variable common area maintenance, insurance and real estate taxes.

NOTE 9 – BUSINESS COMBINATIONS

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

Purchase Price Allocation

The MobiTV Acquisition has been accounted for as a business combination, using the acquisition method. The following table presents the allocation of the purchase price to the identifiable assets acquired and liabilities assumed based on the fair values at the acquisition date, with any excess of the purchase price over the estimated fair value of the identifiable net assets acquired recorded to goodwill, all of which is expected to be deductible for tax purposes. The following table sets forth the final purchase price allocation with no measurement period adjustments identified ($ in thousands):

	Estimated Useful Life (years)	Estimated Fair Value
Other current assets		$390
Property and equipment		9,223
Operating lease right-of-use assets		1,186
Identifiable intangible assets: Technology	6	3,260
Goodwill		4,059
Other long-term assets		115
Accrued liabilities		(5,288)
Noncurrent operating lease liabilities		(545)
Total purchase price		$12,400

The results of operations and cash flows relating to the business acquired pursuant to the MobiTV Acquisition have been included in the Company’s consolidated financial statements for periods subsequent to May 31, 2021, and the related assets and liabilities were recorded at their estimated fair values in the Company’s Consolidated Balance Sheet as of May 31, 2021.

Supplemental Pro Forma Information

The following unaudited pro forma financial information assumes the MobiTV Acquisition was completed as of January 1, 2020. The unaudited pro forma financial information as presented below is for informational purposes only and is based on estimates and assumptions that have been made solely for purposes of developing such pro forma information. This is not necessarily indicative of the results of operations that would have been achieved if the MobiTV Acquisition had taken place on January 1, 2020, nor is it necessarily indicative of future results. Consequently, actual results could differ materially from the unaudited pro forma financial information presented below. The pro forma operating results are as follows (unaudited, in thousands):

	Years Ended December 31,
	2021	2020
Revenue	$490,343	$383,262
Net loss attributable to the Company	$(191,125)	$(179,365)

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

Vewd Software Holdings Limited

On July 1, 2022, the Company acquired 100 percent of the common stock of Vewd Software Holdings Limited (“Vewd,” and the “Vewd Acquisition”). Vewd is a leading global provider of OTT and hybrid TV solutions. The Vewd Acquisition establishes the Company as a leading independent streaming media platform through its TiVo brand and the largest independent provider of Smart TV middleware globally. The total consideration was approximately $102.9 million, consisting of approximately $52.9 million of cash and $50.0 million of debt. Refer to “Note 11 – Debt” for additional information on this debt.

Preliminary Purchase Price Allocation

The Vewd Acquisition has been accounted for as a business combination, using the acquisition method. The following table presents the preliminary allocation of the purchase price to the identifiable assets acquired and liabilities assumed based on the fair values at the acquisition date ($ in thousands):

	Estimated Useful Life (years)		Estimated Fair Value
Cash and cash equivalents			$2,684
Accounts receivable			3,341
Unbilled contracts receivable			2,335
Other current assets			1,208
Property and equipment			443
Operating lease right-of-use assets			2,020
Identifiable intangible assets:
Technology	7	28,050
Customer relationships - large	7	4,900
Customer relationships - small	4	3,500
Non-compete agreements	2	870
Trade name	5	830
Total identifiable intangible assets			38,150
Goodwill			68,115
Other long-term assets			977
Accounts payable			(869)
Accrued liabilities			(4,777)
Deferred revenue			(920)
Long-term deferred tax liabilities			(8,393)
Noncurrent operating lease liabilities			(1,094)
Other long-term liabilities			(307)
Total preliminary purchase price			$102,913

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

Identifiable Intangible Assets

Identifiable intangible assets primarily consist of technology, customer relationships, non-compete agreements and trade name. In determining the fair value, the Company utilized various forms of the income and cost approaches depending on the asset being valued. The estimation of fair value required significant judgment related to cash flow forecasts, discount rates reflecting the risk inherent in each cash flow stream, competitive trends, market comparables and other factors. Inputs were generally determined using historical data supplemented by current and anticipated market conditions, and growth rates. The technology was valued using the excess earnings method. Significant assumptions used under this method include forecasted revenue and growth, estimated technology obsolescence, contributory asset charges, and the discount rate. The customer relationships were valued using the cost approach, based on estimated customer acquisition costs.

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

Vewd Results of Operations

Vewd’s results of operations and cash flows have been included in the Company’s consolidated financial statements for periods subsequent to July 1, 2022, and Vewd’s assets and liabilities were recorded at their estimated fair values in the Company’s Consolidated Balance Sheets as of July 1, 2022. For the year ended December 31, 2022, Vewd contributed $8.9 million of revenue and $82.6 million of operating loss, respectively, to the Company’s operating results. This operating loss includes a $68.1 million charge for goodwill impairment.

Transaction and Other Costs

In connection with the Vewd Acquisition, the Company incurred significant one-time expenses such as transaction-related costs, including transaction bonuses, legal expenses and consultant fees, and severance and retention costs. For the year ended December 31, 2022, transaction-related costs and severance and retention costs were $7.4 million and $4.0 million, respectively.

Supplemental Pro Forma Information

The following unaudited pro forma financial information assumes the Vewd Acquisition was completed as of January 1, 2021. The unaudited pro forma financial information as presented below is for informational purposes only and is based on estimates and assumptions that have been made solely for purposes of developing such pro forma information. This is not necessarily indicative of the results of operations that would have been achieved if the Vewd Acquisition had taken place on January 1, 2021, nor is it necessarily indicative of future results. Consequently, actual results could differ materially from the unaudited pro forma financial information presented below. The pro forma operating results are as follows (unaudited, in thousands):

	Years Ended December 31,
	2022	2021
Revenue	$508,636	$498,992
Net loss attributable to the Company	$(769,483)	$(209,690)

The unaudited supplemental pro forma information above includes the following pro forma adjustments: adjustments for transaction-related costs and severance and retention costs, adjustments for amortization of intangible assets, adjustments for interest and related expenses associated with Vewd’s historical debt, elimination of inter-company transactions between Vewd and the Company, and adjustments for the related income tax impact. The unaudited supplemental pro forma information above does not include any cost saving synergies from operating efficiencies.

NOTE 10 – GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

Goodwill

The changes to the carrying value of goodwill from January 1, 2021 through December 31, 2022 are reflected below (in thousands):

December 31, 2020	$532,453
Goodwill acquired through the MobiTV Acquisition	4,059
December 31, 2021	536,512
Goodwill adjustment related to Mergers in prior periods (1)	(72)
Goodwill acquired through the Vewd Acquisition (2)	68,115
Impairment charge, three months ended September 30, 2022 (3)	(354,000)
Impairment charge, three months ended December 31, 2022 (4)	(250,555)
December 31, 2022	$—

(1) Related to an immaterial measurement period adjustment.

(2) Related to the Vewd Acquisition completed in July 2022. For more information regarding the transaction, see “Note 9 - Business Combinations.”

(3) See discussion below.

(4) See discussion below.

Goodwill is evaluated for potential impairment annually, as of the beginning of the fourth quarter, and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. The process of evaluating goodwill for potential impairment is subjective and requires significant estimates, assumptions and judgments particularly related to the identification of reporting units, the assignment of assets and liabilities to reporting units and estimating the fair value of each reporting unit. The Company concluded it operated in one reporting unit for all periods presented.

During the three months ended September 30, 2022, indicators of potential impairment for the Former Parent’s Product reporting unit were identified such that management concluded it was more-likely-than-not that goodwill was impaired and a quantitative interim goodwill impairment assessment should be performed as of September 30, 2022. Indicators of potential impairment included a sustained decline in the Former Parent’s stock price during the second half of the third quarter of 2022 reflective of rising interest rates and continued decline in macroeconomic conditions. The Company proceeded to perform a fair value analysis of the Product reporting unit using the market capitalization approach. Under this approach, management estimated the fair value of the Product reporting unit as of September 30, 2022 using quoted market prices of Xperi’s common stock, over its first ten trading days following the Separation, and a control premium representing the synergies a market participant would achieve upon obtaining control of Xperi. As a result of the fair value analysis, the Company recognized a goodwill impairment charge of $354.0 million during the three months ended September 30, 2022. Leveraging the aforementioned fair value assessment, the Company also completed its annual goodwill impairment test as of October 1, 2022 using the financial information as of September 30, 2022.

During the three months ended December 31, 2022, sufficient indicators of potential impairment were identified such that management concluded it was more-likely-than-not that goodwill was impaired and a quantitative interim goodwill impairment test should be performed as of December 31, 2022. Indicators of potential impairment included a significant, sustained decline in the trading price of Xperi’s common stock during the fourth quarter of 2022. The Company proceeded to perform a fair value analysis of the Product reporting unit, the Company's only reporting unit, using the market capitalization approach. Under this approach, management estimated the fair value as of December 31, 2022 using quoted market prices of Xperi’s common stock as of December 30, 2022, the last trading date of 2022, and a control premium representing the synergies a market participant would achieve upon obtaining control of Xperi. As a result of the fair value analysis, a goodwill impairment charge of $250.6 million was recognized during the three months ended December 31, 2022. As a result of this impairment charge, the Company's goodwill balance was reduced to $0 as of December 31, 2022.

As part of its annual goodwill impairment test, the Company elected to proceed with a quantitative goodwill impairment test as of October 1, 2021 using the financial information as of September 30, 2021. Based on the quantitative assessment, the Company concluded that the fair value of the Product reporting unit exceeded its carrying amount and no goodwill impairment charges were recognized. In addition, there were no significant events or circumstances affecting the valuation of goodwill recorded by the Company subsequent to the annual impairment test through December 31, 2021.

During its annual indefinite-lived intangible assets test, the Company also assessed the recoverability of indefinite-lived intangible assets, and concluded that no impairment existed as of December 31, 2022 as their estimated fair value exceeded their carrying amounts. Although impairment indicators were identified, the Company did not recognize, based on the recoverability test results in the fourth quarter of 2022, impairment charges with respect to definite-lived intangible assets and other long-lived assets other than operating leases discussed in “Note 8 – Leases”.

Identified Intangible Assets

Identified intangible assets consisted of the following (in thousands):

		December 31, 2022			December 31, 2021
	Average Life (Years)	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Finite-lived intangible assets
Acquired patents / core technology	3-10	$22,189	$(6,175)	$16,014	$5,258	$(5,215)	$43
Existing technology / content database	5-10	240,894	(190,671)	50,223	212,765	(173,420)	39,345
Customer contracts and related relationships	3-9	502,188	(335,981)	166,207	494,026	(297,867)	196,159
Trademarks/trade name	4-10	39,613	(29,733)	9,880	38,783	(24,796)	13,987
Non-competition agreements	1-2	3,101	(2,449)	652	2,231	(2,231)	—
Total finite-lived intangible assets		807,985	(565,009)	242,976	753,063	(503,529)	249,534
Indefinite-lived intangible assets
TiVo tradename/trademarks	N/A	21,400	—	21,400	21,400	—	21,400
Total intangible assets		$829,385	$(565,009)	$264,376	$774,463	$(503,529)	$270,934

As of December 31, 2022, the estimated future amortization expense of finite-lived intangible assets was as follows (in thousands):

2023	$57,775
2024	43,374
2025	34,757
2026	31,480
2027	30,637
Thereafter	44,953
$242,976

NOTE 11 – DEBT

In connection with the Vewd Acquisition as disclosed in Note 9, on July 1, 2022, TiVo Product Holdco LLC, which was subsequently renamed Xperi Inc., issued a senior unsecured promissory note (the “Promissory Note”) to the sellers of Vewd in a principal amount of $50.0 million. Indebtedness outstanding under the Promissory Note bears an interest rate of 6.00% per annum, payable in cash on a quarterly basis. If a certain qualified spin-off transaction occurs, the interest rate will be increased to the greater of (a) 6.00% and (b) the sum of (i) the highest interest rate payable under any credit facility or bonds, debentures, notes or similar instruments where the issuer or any guarantor borrows money or guarantees obligations on a secured basis on or after the date of such spin-off transaction, plus (ii) 2.00%. It was determined that the Spin-Off completed on October 1, 2022 did not trigger any change in the interest rate of the debt. The Promissory Note matures on July 1, 2025. The issuer may, at any time and on any one or more occasions, prepay all or any portion of the outstanding principal amount, plus accrued and unpaid interest, if any, under the Promissory Note without premium or penalty. In addition, the Promissory Note has mandatory prepayment provisions upon certain change of control or asset sale events.

The Promissory Note includes certain covenants that restrict the issuer and each guarantor’s ability to, among other things, incur certain indebtedness or engage in any material line of business substantially different from those lines of business conducted by such entities on the closing date of the acquisition. The Promissory Note does not contain any financial covenants.

As of December 31, 2022, $50.0 million in principal balance was outstanding. Interest expense on the Promissory Note was $1.5 million for the year ended December 31, 2022. The Company did not incur any debt in 2021 and 2020.

As of December 31, 2022, future minimum principal payments for the Promissory Note are summarized as follows (in thousands):

2023	$—
2024	—
2025	50,000
2026	—
2027	—
Thereafter	—
Total	$50,000

NOTE 12 – NET LOSS PER SHARE

On October 1, 2022, 42,023,632 shares of the Company’s common stock, par value $0.001 per share, were distributed to the Former Parent’s stockholders of record as of September 21, 2022. This share amount is utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the Separation and such shares are treated as issued and outstanding for purposes of calculating historical loss per share. For periods prior to the Separation, it is assumed that there are no dilutive equity instruments as there were no Xperi stock-based awards outstanding prior to the Separation.

For periods subsequent to the Separation, actual outstanding shares are used to calculate both basic and diluted weighted- average number of common shares outstanding. Potentially dilutive common shares, such as common shares issuable upon exercise of stock options and vesting of restricted stock awards and units are typically reflected in the computation of diluted net income (loss) per share by application of the treasury stock method. Due to the net losses reported, these potentially dilutive securities were excluded from the computation of diluted net loss per share, since their effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted shares (in thousands):

	Years Ended December 31,
	2022	2021	2020
Denominator:
Weighted average common shares outstanding	42,029	42,024	42,024
Total common shares-basic	42,029	42,024	42,024
Effect of dilutive securities:
Options	—	—	—
Restricted stock awards and units	—	—	—
Total common shares-diluted	42,029	42,024	42,024

The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the period presented (in thousands):

Year Ended
December 31, 2022
Options	146
Restricted stock awards and units	4,604

NOTE 13 – STOCKHOLDERS’ EQUITY

Prior to the Separation, certain of the Company’s employees participated in equity-based compensation plans sponsored by the Former Parent. The Former Parent’s equity-based compensation plans included incentive compensation plans and an ESPP. All grants made through September 30, 2022 were issued under those plans which are described fully in the Form 10 filed with the SEC on September 14, 2022.

On October 1, 2022, in connection with the Separation, all outstanding Former Parent equity awards were equitably adjusted to reflect the impact of the Separation. The adjustments to each type of award outstanding pursuant to the Former Parent equity incentive plans as of immediately prior to the Separation was determined in accordance with the terms of the Employee Matters Agreement by and between Adeia Inc. and Xperi Inc., dated as of October 1, 2022 (the “EMA”). In connection with this adjustment, each outstanding Former Parent equity award as of the Separation date was converted into either (a) both Adeia and Xperi equity awards, with certain adjustments to the underlying shares and terms of outstanding awards to preserve the aggregate intrinsic value of each award immediately after the Separation when compared to the aggregate intrinsic value immediately prior to the Separation, or (b) an equity award of only Adeia common stock or only Xperi common stock, with an adjustment to the number of shares to preserve the value of the award. Following the Separation, the Adeia awards and Xperi awards related to prior grants made by the Former Parent are subject to substantially the same terms and vesting conditions that applied to the original Former Parent awards immediately prior to the Separation.

Following the conversion, it was determined that the equity awards were modified in accordance with the applicable accounting guidance. As a result, the fair values of the equity awards immediately before and after the modification were assessed in order to determine if the modification resulted in any incremental compensation cost related to the awards. Based on the analysis performed, it was determined that the conversion resulted in $8.4 million of incremental stock-based compensation expense to be recognized over the awards’ remaining 2.6 year vesting period.

Equity Incentive Plans

In connection with the Separation and on October 1, 2022, the Company adopted the Xperi Inc. 2022 Equity Incentive Plan (the “2022 EIP”).

Under the 2022 EIP, the Company may grant equity-based awards to employees, non-employee directors, and consultants for services rendered to the Company (or any parent or subsidiary) in the form of stock options, stock awards, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and performance awards (or any combination thereof). A total of 10,100,000 shares were reserved for issuance under the 2022 EIP as of the Separation Date.

The 2022 EIP provides for option grants designated as either incentive stock options or non-statutory options. Options generally are granted with an exercise price not less than the value of the common stock on the grant date and have a term of ten years from the date of grant and vest over a four-year period. The vesting criteria for restricted stock awards and restricted stock units has historically been the passage of time or meeting certain performance-based objectives, and continued employment through the vesting period over four years for time-based awards or three years for performance-based awards.

As a result of the conversion of awards, on October 1, 2022, 4,119,886 restricted stock awards and units and 147,922 stock options were issued under the 2022 EIP. As of December 31, 2022, there were approximately 5.3 million shares reserved for future grant under the 2022 EIP.

Stock Options

The following table provides the Company’s stock option activity from the Separation date to December 31, 2022 (in thousands, except per share amounts):

	Options Outstanding
	Number of Shares Subject to Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at December 31, 2021	—	$—
Converted from Former Parent in connection with the Spin-Off (1)	148	$25.52
Options granted	—	$—
Options exercised	—	$—
Options canceled / forfeited / expired	(2)	$29.16
Balance at December 31, 2022	146	$25.48	1.89	$—
Vested and expected to vest at December 31, 2022	146	25.48	1.89	$—
Exercisable at December 31, 2022	146	25.48	1.89	$—

(1) Amounts represent Xperi awards, including those held by Adeia employees.

The following table summarizes information about stock options outstanding and exercisable under the 2022 EIP at December 31, 2022:

	Options Outstanding			Options Exercisable
Range of Exercise Prices per Share	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Number Exercisable (in thousands)	Weighted Average Exercise Price per Share
$17.68 - $21.26	50	0.71	$20.87	50	$20.87
$21.64 - $24.68	63	2.67	$23.43	63	$23.43
$24.75 - $56.62	33	2.20	$36.46	33	$36.46
$17.68 - $56.62	146	1.89	$25.48	146	$25.48

Restricted Stock Awards and Units

Information with respect to outstanding Xperi restricted stock awards and units (including both time-based vesting and performance-based vesting) as of December 31, 2022 is as follows (in thousands, except per share amounts):

	Restricted Stock and Restricted Stock Units
	Number of Shares Subject to Time- based Vesting	Number of Shares Subject to Performance- based Vesting	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2021	—	—	—	$—
Converted from Former Parent (1)	3,245	875	4,120	$21.69
Awards and units granted	568	16	584	$10.79
Awards and units vested / earned	(68)	—	(68)	$19.55
Awards and units canceled / forfeited	(32)	—	(32)	$18.99
Balance at December 31, 2022	3,713	891	4,604	20.35

(1) Amounts represent Xperi awards, including those held by Adeia employees.

Performance-Based Stock Awards and Units

Performance-Based stock awards and units (“PSUs”) may be granted to employees or consultants based upon, among other things, the contributions, responsibilities and other compensation of the particular employee or consultant. The value and the vesting of such performance awards and units are generally linked to one or more performance goals or certain market conditions determined by the Company, in each case on a specified date or dates or over any period or periods determined by the Company, and may range from zero to 200 percent of the grant. For performance awards subject to a market vesting condition, the fair value per award is fixed at the grant date and the amount of compensation expense is not adjusted during the performance period regardless of changes in the level of achievement of the market condition.

Employee Stock Purchase Plans

In connection with the Separation and on October 1, 2022, the Company adopted the Xperi Inc. 2022 Employee Stock Purchase Plan (the “2022 ESPP”). The 2022 ESPP is implemented through consecutive overlapping 24-month offering periods, each of which is comprised of four six-month purchase periods. The first offering period commenced on December 1, 2022 and will end on November 30, 2024. Each subsequent offering period under the 2022 ESPP will be twenty-four (24) months long and will commence on each December 1 and June 1 during the term of the plan. Participants may contribute up to 100% of their base earnings and commissions through payroll deductions, and the accumulated deductions will be applied to the purchase of shares on each semi-annual purchase date. The purchase price per share will equal 85% of the fair market value per share on the start date of the offering period or, if lower, 85% of the fair market value per share on the semi-annual purchase date.

An eligible employee’s right to buy the Company’s common stock under the 2022 ESPP may not accrue at a rate in excess of $25,000 of the fair market value of such shares per calendar year for each calendar year of an offering period. If the fair market value per share of the Company’s common stock on any purchase date during an offering period is less than the fair market value per share on the start date of the 24-month offering period, then that offering period will automatically terminate and a new 24-month offering period will begin on the next business day. All participants in the terminated offering will be transferred to the new offering period.

As of December 31, 2022, there were 5.0 million shares reserved for grant under the 2022 ESPP.

NOTE 14 – STOCK-BASED COMPENSATION

Prior to the Separation, the stock-based compensation expense was based on the expense for employees specifically identifiable to Xperi. Consequently, the amounts presented are not necessarily indicative of future awards and do not necessarily reflect the costs that the Company would have incurred as an independent company.

The effect of recording stock-based compensation expense for the years ended December 31, 2022, 2021 and 2020 is as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Cost of revenue, excluding depreciation and amortization of intangible assets	$2,906	$1,972	$585
Research and development	21,561	17,914	11,383
Selling, general and administrative	20,836	13,623	7,215
Total stock-based compensation expense	45,303	33,509	19,183
Tax effect on stock-based compensation expense	(139)	(225)	(1,377)
Net effect on net loss	$45,164	$33,284	$17,806

Stock-based compensation expense categorized by various equity components for the years ended December 31, 2022, 2021 and 2020 is summarized in the table below (in thousands):

	Years Ended December 31,
	2022	2021	2020
Restricted stock awards and units	$42,208	$30,015	$17,867
Employee stock purchase plan	2,727	3,428	1,281
Employee stock options	368	66	35
Total stock-based compensation expense	$45,303	$33,509	$19,183

In addition, for the years ended December 31, 2022, 2021 and 2020, $6.9 million, $9.2 million and $7.9 million respectively, of stock-based compensation expense was recognized in operating results as part of the corporate and shared functional employees expenses allocation.

As described in Note 13, the Company expects to recognize $8.4 million of incremental stock-based compensation expense in connection with the conversion of the Former Parent’s PSUs over the awards’ remaining 2.6 year vesting period. In the fourth quarter of 2022, we recognized $1.4 million of incremental expense in connection with the conversion of the Former Parent’s PSUs into PSUs with respect to Xperi common stock and Adeia common stock, and $0.4 million of incremental expense in connection with the conversion of the Former Parent’s stock options into stock options with respect to Xperi common stock and Adeia common stock.

The total fair value of the Company’s restricted stock awards and units vested was $1.3 million post-Separation during the year ended December 31, 2022.

No Xperi stock options were exercised during the year ended December 31, 2022.

As of December 31, 2022, after estimated forfeitures, $54.5 million of unrecognized stock-based compensation balance related to Xperi's unvested restricted stock awards and units was expected to be recognized over an estimated weighted average amortization period of 2.5 years.

As of December 31, 2022, after estimated forfeitures, $48.8 million of unrecognized stock-based compensation balance related to Adeia's unvested restricted stock awards and units for employees specifically identifiable to Xperi was expected to be recognized over an estimated weighted average amortization period of 2.3 years.

As of December 31, 2021, the unrecognized stock-based compensation balance after estimated forfeitures, under the Former Parent's equity incentive plans, consisted of $61.6 million related to restricted stock awards and units to be recognized over an estimated weighted average amortization period of 1.8 years.

Stock-based compensation is measured at the grant date based on the estimated fair value of the award and is recognized as expense on a straight-line basis, net of estimated forfeitures, over the requisite service or performance period. Forfeitures are estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates. Historical data is used to estimate pre-vesting award forfeitures and record stock-based compensation expense only for those awards that are expected to vest.

The Company uses the Black-Scholes option pricing model to determine the estimated fair value of options and ESPP shares. The fair value of each option grant is determined on the date of grant and the expense is recorded on a straight-line basis. The assumptions used in the model include expected life, volatility, risk-free interest rate, and dividend yield. The Company’s determinations of these assumptions are outlined below.

Expected life – The expected life assumption is based on analysis of the Company’s historical employee exercise patterns. The expected life of options granted under the ESPP represents the offering period of two years.

Volatility – Due to limited historical trading data, volatility is calculated based on a peer group over the most recent period that represents the remaining term of the vesting period as of the valuation date.

Risk-free interest rate – The risk-free interest rate assumption is based on the U.S. Treasury rate for issues, commensurate with the expected life of the options granted.

Dividend yield – The Company does not expect to pay dividends in the foreseeable future.

There were no Xperi stock options granted during the year ended December 31, 2022.

The following assumptions were used to value Xperi’s ESPP shares offered post-Separation during the year ended December 31, 2022:

Year Ended December 31,
2022
Expected life (in years)	2.0
Risk-free interest rate	4.3%
Dividend yield	0.0%
Expected volatility	42.9%

Prior to the Separation, the valuation assumptions were determined by the Former Parent.

The following assumptions were used to value the Former Parent’s ESPP shares granted to employees specifically identifiable to Xperi in the years ended 2022, 2021 and 2020:

	Years Ended December 31,
	2022	2021	2020
Expected life (in years)	2.0	2.0	2.0
Risk-free interest rate	1.3%	0.1 - 0.2%	1.0 - 1.4%
Dividend yield	1.1%	0.9 - 1.2%	1.4 - 4.0%
Expected volatility	48.5%	52.0 - 52.0%	45.8 - 57.5%

The Company uses the closing trading price of its common stock on the date of grant as the fair value of awards of RSUs and PSUs that are based on Company-designated performance targets. For PSUs that are based on market conditions, or market-based PSUs, fair value is estimated by using a Monte Carlo simulation on the date of grant. The following assumptions were used to value market-based PSUs granted by the Former Parent in the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,
	April 2022	March 2021	July 2020
Expected life (years)	3.0	3.0	3.0
Risk-free interest rate	2.8%	0.3%	0.2%
Dividend yield	1.2%	1.0%	1.4%
Expected volatility	40.9%	47.9%	51.3%

NOTE 15 – INCOME TAXES

The components of total loss before taxes are as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
U.S.	$(667,612)	$(123,201)	$(143,623)
Foreign	(80,005)	(37,037)	(7,405)
Total loss before taxes from continuing operations	$(747,617)	$(160,238)	$(151,028)

The provision for (benefit from) income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2022	2021	2020
Current:
U.S. federal	$—	$—	$203
Foreign	21,252	12,531	8,865
State and local	1,723	(604)	1,454
Total current	22,975	11,927	10,522
Deferred:
U.S. federal	(5,431)	1,215	(17,811)
Foreign	(3,871)	7,116	(699)
State and local	(84)	(1,418)	(1,747)
Total deferred	(9,386)	6,913	(20,257)
Provision for (benefit from) income taxes	$13,589	$18,840	$(9,735)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets
Net operating losses	$19,477	$29,786
Research credits	6,791	7,446
Foreign tax credits	2,119	3,858
Accrued expenses	27,987	25,407
Basis difference in fixed and intangible assets	16,290	14,276
Deferred revenue	9,556	12,425
Capitalized R&D	63,601	48,807
Lease liability	13,310	14,158
Other tax credits	1,673	—
Gross deferred tax assets	160,804	156,163
Valuation allowance	(111,779)	(101,529)
Net deferred tax assets	49,025	54,634
Deferred tax liabilities
Acquired intangible assets	(45,424)	(47,476)
Revenue recognition	(2,292)	(4,845)
Right-of-use asset	(10,550)	(13,706)
Other	(1,562)	(1,188)
Gross deferred tax liabilities	(59,828)	(67,215)
Net deferred tax liabilities	$(10,803)	$(12,581)

The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more-likely-than-not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified. After considering both positive and negative evidence to assess the recoverability of the Company’s net deferred tax assets, the Company determined that it was not more-likely-than-not that it would realize its federal, certain state and certain foreign deferred tax assets. The Company intends to continue maintaining a valuation allowance on its federal deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Release of the valuation allowance would result in the recognition of certain federal deferred tax assets and a decrease to income tax expense for the period the release is recorded. The exact timing and amount of the valuation allowance release depends on the level of profitability that the Company is able to achieve.

As of December 31, 2022, the Company had recorded deferred tax assets for the tax effects of the following gross tax loss carryforwards (in thousands):

	Carry forward Amount	Years of Expiration
Federal	$24,121	2027 - 2032
State (post-apportionment)	$154,352	2023 - 2041

As of December 31, 2022, the Company had the following credits available to reduce future income tax expense (in thousands):

	Carry forward Amount	Years of Expiration
Federal research and development credits	$8,644	2024 - 2042
State research and development credits	$13,174	Indefinite

The deferred tax asset valuation allowance and changes in the deferred tax asset valuation allowance consisted of the following (in thousands):

	Years Ended December 31,
	2022	2021	2020
Balance at beginning of period	$101,529	$52,676	$27,796
Charged (credited) to expenses	19,321	59,249	16,177
Charged (credited) to other accounts	(9,071)	(10,396)	8,703
Balance at end of period	$111,779	$101,529	$52,676

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate is as follows:

	Years Ended December 31,
	2022	2021	2020
U.S. federal statutory rate	$(157,032)	$(33,650)	$(31,716)
State, net of federal benefit	1,974	(258)	(1,129)
Stock-based compensation	2,036	(1,740)	2,779
Executive compensation limitation	2,286	2,221	563
Research tax credit	(5,225)	(2,321)	(1,610)
Foreign withholding tax	8,079	11,018	7,620
Goodwill impairment	107,831	—	—
Restructuring and transaction costs	293	—	6,161
Foreign rate differential	19,337	16,407	2,082
Foreign tax credit	(977)	(8,928)	(5,441)
Change in valuation allowance	20,491	39,063	7,158
Foreign income inclusions	7,656	—	642
Unrecognized tax benefits	6,798	1,526	1,703
Change in estimates	(1,802)	(4,674)	—
Others	1,844	176	1,453
Total	$13,589	$18,840	$(9,735)

At December 31, 2022, the Company asserts that it will not permanently reinvest its foreign earnings outside the United States. The Company anticipates that the cash from its foreign earnings may be used domestically to fund operations or used for other business needs. The accumulated undistributed earnings generated by its foreign subsidiaries was approximately $74.0 million. Substantially all of these earnings will not be taxable upon repatriation to the United States since under the Tax Cuts and Jobs

Act they will be treated as previously taxed income from the one-time transition tax, Global Intangible Low-Taxed Income or dividends-received deduction. The U.S. state income taxes and foreign withholding taxes related to the distributable cash of the Company’s foreign subsidiaries are not expected to be material.

As of December 31, 2022, unrecognized tax benefits were approximately $19.4 million, of which $8.8 million would affect the effective tax rate if recognized. As of December 31, 2021, unrecognized tax benefits were approximately $8.4 million, of which $1.7 million would affect the effective tax rate if recognized. As of December 31, 2020, unrecognized tax benefits were approximately $7.1 million, of which $1.1 million would affect the effective tax rate if recognized.

The Company is unable to make a reasonable estimate of the timing of the long-term payments or the amount by which the unrecognized tax benefits will increase or decrease over the next 12 months.

The reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2022, 2021 and 2020 is as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Total unrecognized tax benefits at January 1	$8,438	$7,106	$9,067
Changes due to mergers and transactions	1,682	(1,440)	(3,605)
Increases for tax positions related to the current year	8,793	1,962	958
Increases for tax positions related to prior years	444	1,303	745
Decreases for tax positions related to prior years	(3)	(493)	(59)
Total unrecognized tax benefits at December 31	$19,354	$8,438	$7,106

It is the Company’s policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. For the years ended December 31, 2022, 2021 and 2020, the Company recognized an immaterial amount of interest and penalties related to unrecognized tax benefits. Accrued interest and penalties were immaterial for the years ended December 31, 2022 and 2021, respectively.

With few exceptions, the Company’s 2018 through 2022 tax years are open and subject to potential examination in one or more jurisdictions at December 31, 2022. In addition, in the United States, any net operating losses or credits that were generated in 2021 or earlier but not yet fully utilized in a year that is closed under the statute of limitations may also be subject to adjustment if the Former Parent were to be audited.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Purchase and Other Contractual Obligations

In the ordinary course of business, the Company enters into contractual agreements with third parties that include non-cancelable payment obligations, for which it is liable in future periods. These arrangements primarily include unconditional purchase obligations to service providers. Total future unconditional purchase obligations as of December 31, 2022 were as follows (in thousands):

2023	$32,697
2024	17,631
2025	9,469
2026	8,580
2027	9,201
Thereafter	25,348
Total	$102,926

Additionally, under certain other contractual arrangements, the Company may be obligated to pay up to $1.3 million, a majority of which is expected to be paid in the next two years, if certain milestones are achieved.

Inventory Purchase Commitment

The Company uses contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate supply, the Company enters into agreements with its contract manufacturers that either allow them to procure inventory based on criteria as defined by the Company or that establish the parameters defining the Company’s requirements. A significant portion of the Company’s purchase commitments arising from these agreements consist of firm, non-cancelable and unconditional purchase commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule or adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of December 31, 2022, the Company had total purchase commitments for inventory of $1.3 million.

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

An adverse decision in any legal actions could result in a loss of the Company’s proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from others, limit the value of the Company’s licensed technology or otherwise negatively impact the Company’s stock price or its business and consolidated financial results.

NOTE 17 - RELATED PARTY TRANSACTIONS AND NET INVESTMENT BY FORMER PARENT

For periods prior to the Separation, the Consolidated Financial Statements have been prepared on a standalone basis and were derived from the consolidated financial statements and accounting records of the Former Parent. The following disclosure summarizes activity prior to the Separation between the Company and the Former Parent, including affiliates of the Former Parent that were not part of the Separation.

Allocation of Corporate expenses

Prior to Separation, the Consolidated Financial Statements included expenses for certain management and support functions which were provided on a centralized basis within the Former Parent, as described in “Note 1 – The Company and Basis of Presentation.” These management and support functions include, but are not limited to, executive management, sales and marketing, finance, legal, information technology, employee benefits administration, stock-based compensation, treasury, risk management, procurement and other shared services. These allocations were made on a direct usage basis when identifiable, with the remainder allocated on a pro rata basis of billing, revenue, headcount or other measures of the Company and the Former Parent.

The amount of these allocations from the Former Parent was $47.6 million, which included $3.0 million for depreciation expenses and $44.6 million for selling, general and administrative for the year ended December 31, 2022, $59.7 million, which included $4.6 million for depreciation expense, and $55.1 million for selling, general and administrative expense for the year ended December 31, 2021, and $66.9 million, which included $1.3 million for research and development, $3.3 million for depreciation expense, and $62.3 million for selling, general and administrative expense for the year ended December 31, 2020.

Management believes these cost allocations are a reasonable reflection of the utilization of services provided to, or the benefit derived by, the Company during the periods presented. The allocations may not, however, be indicative of the actual expenses that would have been incurred had the Company operated as a standalone public company. Actual costs that may have been incurred if the Company had been a standalone public company would depend on a number of factors, such as the chosen organizational structure, whether functions were outsourced or performed by the Company’s employees, and strategic decisions made in areas such as selling, information technology and infrastructure.

Net Transfers from Former Parent

A reconciliation of Net transfers from the Former Parent on the Consolidated Statements of Equity to the corresponding amount on the Consolidated Statements of Cash Flows was as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Total net transfers from Former Parent per Consolidated Statements of Equity	$100,915	$116,830	$506,176
Stock-based compensation	(45,303)	(33,509)	(19,183)
TiVo merger consideration	—	—	(452,768)
Net proceeds from capital contributions by Former Parent	83,235	—	—
Issuance of equity to noncontrolling interest	(1,423)	9	19
Other	(1,387)	—	—
Total net transfers from Former Parent per Consolidated Statements of Cash Flows	$136,037	$83,330	$34,244

NOTE 18 – BENEFIT PLAN

The Company maintains a 401(k) retirement savings plan that allows voluntary contributions by all eligible U.S. employees upon their hire date. Eligible employees may elect to contribute up to the maximum amount allowed under Internal Revenue Service regulations. The Company can make discretionary contributions under the 401(k) plan. During the years ended December 31, 2022, 2021 and 2020, the Company’s employer 401(k) match expense was approximately $5.4 million, $3.6 million, and $2.9 million, respectively.

Schedule II. Valuation and Qualifying Accounts

None.

105

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1*

Separation and Distribution Agreement by and between Adeia Inc. and Xperi Inc., dated October 1, 2022 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2022).

2.2	Amendment One to Separation and Distribution Agreement by and between Adeia Inc. and Xperi Inc..
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

4.1	Description of the Company’s capital stock registered under section 12 of the Securities Exchange Act of 1934.
10.1+	Form of Director and Officer Indemnification Agreement (filed as Exhibit 10.4 to the Company’s Registration Statement on Form 10 on August 26, 2022, and incorporated herein by reference)
10.2	Form of Senior Unsecured Promissory Note (filed as Exhibit 10.7 to the Company’s Registration Statement on Form 10 on August 26, 2022, and incorporated herein by reference)
10.3+	Form of Severance Agreement of Xperi Inc. (filed as Exhibit 10.8 to the Company’s Registration Statement on Form 10 on August 26, 2022, and incorporated herein by reference)
10.4+	Form of Change in Control Agreement of Xperi Inc. (filed as Exhibit 10.9 to the Company’s Registration Statement on Form 10 on August 26, 2022, and incorporated herein by reference)
10.5+

Employment and Severance Agreement, dated April 28, 2017, by and between the Registrant and Jon Kirchner (filed as Exhibit 10.10 to the Company’s Registration Statement on Form 10 on August 26, 2022, and incorporated herein by reference)

10.6+

Amendment to Employment and Severance Agreement between Xperi Corporation and Jon Kirchner dated April 28, 2017, effective as of September 29, 2020 (filed as Exhibit 10.11 to the Company’s Registration Statement on Form 10 on August 26, 2022, and incorporated herein by reference)

10.7+	Form of 2022 Restricted Stock Unit Award Agreement of Xperi Inc.
10.8+	Form of Stock Option Award Agreement of Xperi Inc. (filed as Exhibit 10.13 to the Company’s Registration Statement on Form 10 on August 26, 2022, and incorporated herein by reference)
10.9+	Form of 2022 Performance-Based Restricted Stock Unit Award Agreement of Xperi Inc.
10.10+	Xperi Inc. 2022 Equity Incentive Plan (filed as Exhibit 10.15 to the Company’s Registration Statement on Form 10 on August 26, 2022, and incorporated herein by reference)
10.11+	Xperi Inc. 2022 Employee Stock Purchase Plan (filed as Exhibit 10.16 to the Company’s Registration Statement on Form 10 on August 26, 2022, and incorporated herein by reference)
10.12	First Amendment to Transition Services Agreement by and between Adeia Inc. and Xperi Inc., dated October 10, 2022.
21.1	List of subsidiaries
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (see signature page to this Annual Report on Form 10-K)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

106

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+	Indicates a management contract or compensatory plan or arrangement.
*

The exhibits and schedules to this agreement have been omitted in reliance on Item 601(b)(2) of Regulation S-K promulgated by the SEC, and a copy thereof will be furnished supplementally to the SEC upon its request. Readers are cautioned that the representations and warranties set forth in this agreement are qualified by those schedules, and should not be relied upon as accurate or complete without reference to those schedules

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 3, 2023

Xperi Inc.

By:	/s/ Jon E. Kirchner
Jon E. Kirchner
Chief Executive Officer and President

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Jon E. Kirchner and Robert Andersen, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his true and lawful attorney-in-fact and agent to act in his name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jon E. Kirchner	Chief Executive Officer, President and Director
Jon E. Kirchner	(Principal Executive Officer)	March 3, 2023

/s/ Robert Andersen	Chief Financial Officer (Principal Financial and
Robert Andersen	Accounting Officer)	March 3, 2023

/s/ David C. Habiger
David C. Habiger	Chairman of the Board of Directors	March 3, 2023

/s/ Darcy Antonellis
Darcy Antonellis	Director	March 3, 2023

/s/ Laura J. Durr
Laura J. Durr	Director	March 3, 2023

/s/ Christopher Seams
Christopher Seams	Director	March 3, 2023