Form 10-Q
period 2023-03-31
Xperi Inc.
filed 2023-05-12
CIK 1788999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares outstanding of the registrant’s common stock as of April 28, 2023 was 42,517,613.

XPERI INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

XPERI INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$126,839	$118,888
Operating expenses:
Cost of revenue, excluding depreciation and amortization of intangible assets	27,792	27,407
Research and development	54,856	50,200
Selling, general and administrative	57,776	49,852
Depreciation expense	4,093	5,563
Amortization expense	14,827	14,792
Impairment of long-lived assets	1,096	—
Total operating expenses	160,440	147,814
Operating loss	(33,601)	(28,926)
Other income, net	368	515
Loss before taxes	(33,233)	(28,411)
(Benefit from) provision for income taxes	(294)	2,080
Net loss	(32,939)	(30,491)
Less: net loss attributable to noncontrolling interest	(939)	(968)
Net loss attributable to the Company	$(32,000)	$(29,523)
Net loss per share attributable to the Company - basic and diluted	$(0.76)	$(0.70)
Weighted-average number of shares used in per share calculations - basic and diluted	42,224	42,024

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(32,939)	$(30,491)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	613	(1,046)
Unrealized gain on cash flow hedges	863	—
Comprehensive loss	(31,463)	(31,537)
Less: comprehensive loss attributable to noncontrolling interest	(939)	(968)
Comprehensive loss attributable to the Company	$(30,524)	$(30,569)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$110,696	$160,127
Accounts receivable, net	70,704	64,712
Unbilled contracts receivable, net	69,120	65,251
Other current assets	46,836	42,174
Total current assets	297,356	332,264
Long-term unbilled contracts receivable	9,563	4,289
Property and equipment, net	47,082	47,827
Operating lease right-of-use assets	47,041	52,901
Intangible assets, net	249,681	264,376
Long-term deferred tax assets	2,283	2,096
Other long-term assets	34,205	33,158
Total assets	$687,211	$736,911
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$13,756	$14,864
Accrued liabilities	87,358	110,014
Deferred revenue	24,593	25,363
Total current liabilities	125,707	150,241
Long-term deferred tax liabilities	12,886	12,899
Deferred revenue, noncurrent	18,766	19,129
Long-term debt	50,000	50,000
Operating lease liabilities, noncurrent	37,450	42,666
Other long-term liabilities	11,828	12,990
Total liabilities	256,637	287,925
Commitments and contingencies (Note 15)
Equity:
Preferred stock: $0.001 par value; 6,000 shares authorized as of March 31, 2023 and December 31, 2022; no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock: $0.001 par value; 140,000 shares authorized as of March 31, 2023 and December 31, 2022; 42,497 and 42,066 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	42	42
Additional paid-in capital	1,149,370	1,136,330
Accumulated other comprehensive loss	(2,643)	(4,119)
Accumulated deficit	(700,835)	(668,835)
Total Company stockholders’ equity	445,934	463,418
Noncontrolling interest	(15,360)	(14,432)
Total equity	430,574	448,986
Total liabilities and equity	$687,211	$736,911

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(32,939)	$(30,491)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	4,093	5,563
Amortization of intangible assets	14,827	14,792
Stock-based compensation expense	15,968	8,637
Deferred income taxes	(200)	190
Impairment of long-lived assets	1,096	—
Other	1,000	(414)
Changes in operating assets and liabilities:
Accounts receivable	(6,019)	20,785
Unbilled contracts receivable	(9,124)	(3,116)
Other assets	(5,709)	(3,991)
Accounts payable	(1,108)	1,240
Accrued and other liabilities	(23,855)	(26,562)
Deferred revenue	(1,133)	(4,997)
Net cash used in operating activities	(43,103)	(18,364)
Cash flows from investing activities:
Purchases of property and equipment	(3,861)	(4,345)
Purchases of intangible assets	(68)	(20)
Net cash used in investing activities	(3,929)	(4,365)
Cash flows from financing activities:
Withholding taxes related to net share settlement of restricted awards	(2,917)	—
Net transfers from Former Parent	—	25,754
Net cash (used in) provided by financing activities	(2,917)	25,754
Effect of exchange rate changes on cash and cash equivalents	518	(385)
Net (decrease) increase in cash and cash equivalents	(49,431)	2,640
Cash and cash equivalents at beginning of period	160,127	120,695
Cash and cash equivalents at end of period	$110,696	$123,335
Supplemental disclosure of cash flow information:
Interest paid	$1,496	$—
Income taxes paid, net of refunds	$1,603	$3,234

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

(unaudited)

Three Months Ended March 31, 2023	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Interest	Equity
Balance at January 1, 2023	42,066	$42	$1,136,330	$(4,119)	$(668,835)	$(14,432)	$448,986
Issuance of equity to noncontrolling interest	—	—	(11)	—	—	11	—
Issuance of common stock upon vesting and settlement of restricted stock units, net of shares withheld for taxes	431	—	(2,917)	—	—	—	(2,917)
Stock-based compensation	—	—	15,968	—	—	—	15,968
Other comprehensive income	—	—	—	1,476	—	—	1,476
Net loss	—	—	—	—	(32,000)	(939)	(32,939)
Balance at March 31, 2023	42,497	$42	$1,149,370	$(2,643)	$(700,835)	$(15,360)	$430,574

Three Months Ended March 31, 2022	Common Stock		Additional Paid-In	Net Investment by Former	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Parent	Loss	Deficit	Interest	Equity
Balance at January 1, 2022	—	$—	$—	$1,025,838	$(676)	$—	$(9,205)	$1,015,957
Net loss	—	—	—	(29,523)	—	—	(968)	(30,491)
Other comprehensive loss	—	—	—	—	(1,046)	—	—	(1,046)
Issuance of equity to noncontrolling interest	—	—	—	—	—	—	4	4
Net transfers from Former Parent	—	—	—	34,389	—	—	—	34,389
Balance at March 31, 2022	—	$—	$—	$1,030,704	$(1,722)	$—	$(10,169)	$1,018,813

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Xperi Spin-Off

In June 2020, Xperi Holding Corporation (“Xperi Holding,” “Adeia,” or the “Former Parent”) announced plans to separate into two independent publicly-traded companies (the “Separation”), one comprising its intellectual property (“IP”) licensing business and one comprising its product business (“Xperi Product”). On October 1, 2022, the Former Parent completed the Separation (the “Spin-Off”) through a pro-rata distribution (the “Distribution”) of all the outstanding common stock of its product-related business (formerly known as Xperi Product, and hereinafter “Xperi Inc.”, “Xperi” or the “Company”) to the stockholders of record of the Former Parent as of the close of business on September 21, 2022, the record date (the “Record Date”) for the Distribution. Each Xperi Holding stockholder of record received four shares of Xperi common stock, $0.001 par value, for every ten shares of Xperi Holding common stock, $0.001 par value, held by such stockholder as of the close of business on the Record Date. As a result of the Distribution, Xperi became an independent, publicly-traded company and its common stock is listed under the symbol “XPER” on the New York Stock Exchange (“NYSE”). In connection with the Separation and the Distribution, Xperi Holding was renamed and continues as Adeia Inc. and also changed its stock symbol to “ADEA” on the Nasdaq Global Select Market.

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

Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The amounts as of December 31, 2022 have been derived from the Company’s annual audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 3, 2023 (the “Form 10-K”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended December 31, 2022, included in the Form 10-K.

The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023 or any future period and the Company makes no representations related thereto.

In the Condensed Consolidated Balance Sheet as of December 31, 2022 included in this Form 10-Q filing, the Company has revised the long-term deferred tax liabilities and other long-term liabilities line items to correct an immaterial error in the classification of unrecognized tax benefits. The adjustment results in a $7.7 million decrease of long-term deferred tax liabilities and an increase in other long-term liabilities. The revision has no impact on total long-term liabilities as of December 31, 2022. In relation to this adjustment, the Company will revise its Consolidated Statement of Cash Flows for the year ended December 31, 2022 to decrease deferred income tax and increase changes in operating assets and liabilities: accrued and other liabilities by $7.7 million with no changes to net cash from operating activities for 2022.

The Company determined that the error was not material to any of its prior annual and interim period financial statements, and correcting it had no impact to the condensed consolidated financial statements for the three months ended March 31, 2023.

Basis of Presentation

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

The Condensed Consolidated Balance Sheets of Xperi and its subsidiaries for the pre-Transfer periods include Former Parent’s assets and liabilities that are specifically identifiable or otherwise attributable to the Company. In the fourth quarter of 2018, the Company funded a new subsidiary, Perceive Corporation (“Perceive”), which was created to focus on delivering edge inference solutions. As of March 31, 2023, the Company owned approximately 77.0% of the outstanding equity interest of Perceive. The operating results of Perceive have been included in the Company’s condensed consolidated financial statements since the fourth quarter of 2018.

Prior to the Separation, the Company was dependent on the Former Parent for all of its working capital and financing requirements as the Former Parent used a centralized approach to cash management and financing its operations. Financial transactions relating to the Company were accounted for as equity contributions from the Former Parent on the Condensed Consolidated Balance Sheets. Accordingly, none of the Former Parent’s cash and cash equivalents were allocated to the Company for any of the periods presented, unless those balances were directly attributable to the Company. The Company reflects transfers of cash to and from the Former Parent’s cash management system within equity as a component of Net investment by Former Parent on a combined basis and as a component of net capital contribution from Former Parent on a consolidated basis. Other than the debt incurred in connection with the acquisition of Vewd Software Holdings Limited (“Vewd”) discussed in Note 9, the Former Parent’s long-term debt has not been attributed to the Company for any of the periods presented because the Former Parent’s borrowings are not the legal obligation of the Company. The cash and cash equivalents, including the Company’s capitalization from Former Parent on September 30, 2022, is expected to be sufficient to support its operations, capital expenditures and income tax payments, in addition to any investments and other capital allocation needs for at least the next 12 months from the issuance date of these condensed consolidated financial statements.

Prior to the Separation, the Condensed Consolidated Statements of Operations and Comprehensive Loss of the Company reflect allocations of general corporate expenses from the Former Parent, including, but not limited to, executive management, sales and marketing, finance, legal, information technology, employee benefits administration, stock-based compensation, treasury, risk management, procurement and other shared services. These allocations were made on a direct usage basis when identifiable, with the remainder allocated on a pro rata basis of billing, revenue, headcount or other measures as deemed appropriate. Management of the Company and Former Parent consider these allocations to be a reasonable reflection of the utilization of services by, or the benefits provided to, the Company. The allocations may not, however, reflect the expenses the Company would have incurred as a standalone company for the periods presented. Actual costs that may have been incurred if the Company had been a standalone company would depend on a number of factors, such as the chosen organizational structure, whether functions were outsourced or performed by employees and decisions with respect to areas such as facilities, information technology and operating infrastructure.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in the Company’s significant accounting policies during the three months ended March 31, 2023, as compared to the significant accounting policies described in the Form 10-K.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The accounting estimates and assumptions that require management’s most significant, challenging, and subjective judgment include the estimation of licensees’ quarterly royalties prior to receiving the royalty reports, the determination of stand-alone selling price and the transaction price in an arrangement with multiple performance obligations, the assessment of useful lives and recoverability of other intangible assets and long-lived assets, recognition and measurement of current and deferred income tax assets and liabilities, the assessment of unrecognized tax benefits, and purchase accounting resulting from business combinations. Actual results experienced by the Company may differ from management’s estimates.

Concentration of Credit and Other Risks

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with large financial institutions, and at times, the deposits may exceed the federally insured limits. As part of its risk management processes, the Company performs periodic evaluations of the relative credit standing of these financial institutions. The Company has not sustained material credit losses from instruments held at these financial institutions. In addition, the Company has cash and cash equivalents held in international bank accounts that are denominated in various foreign currencies, and has established risk management strategies designed to minimize the impact of certain currency exchange rate fluctuations. The Company believes that any concentration of credit risk in its accounts receivable is substantially mitigated by its evaluation process, relatively short collection terms and the high level of credit worthiness of its customers. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary but generally requires no collateral.

There were no individually significant customers with revenue exceeding 10% of total revenue for the three months ended March 31, 2023 and 2022, or that represented 10% or more of the Company's aggregate trade receivables as of March 31, 2023 and December 31, 2022.

Recent Accounting Pronouncements

There have been no recently issued accounting pronouncements that are expected to have a material impact on the Company's condensed consolidated financial statements.

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

Technology Solutions Arrangements

Technology Solutions customers are primarily multi-channel video service providers, CE manufacturers, and end consumers. Technology Solutions revenue is primarily derived from licensing the Company’s Pay-TV solutions, Personalized Content Discovery, enriched Metadata, and viewership data; selling TiVo-enabled devices like the TiVo Stream 4K; and advertising.

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

Revenue Details

The following information depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors by disaggregating revenue by market and geographic location.

Revenue disaggregated by market was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Pay-TV	$60,294	$64,155
Consumer Electronics	36,735	28,091
Connected Car	20,548	19,719
Media Platform	9,262	6,923
Total revenue	$126,839	$118,888

A significant portion of the Company’s revenue is derived from licensees headquartered outside of the U.S., principally in Asia, Europe and the Middle East, and it is expected that this revenue will continue to account for a significant portion of total revenue in future periods. The following table presents the Company’s revenue disaggregated by geographic area (in thousands):

	Three Months Ended March 31,
	2023		2022
U.S.	$65,159	51%	$59,671	50%
Japan	17,495	14	15,550	13
China	11,510	9	10,292	9
Europe and Middle East	10,166	8	11,688	10
Other	22,509	18	21,687	18
	$126,839	100%	$118,888	100%

Contract Balances

Contracts Assets

Contract assets primarily consist of unbilled contracts receivable that are expected to be received from customers in future periods, where the revenue recognized to date exceeds the amount billed. The amount of unbilled contracts receivable may not exceed their net realizable value and are classified as long-term assets if the payments are expected to be received more than one year from the reporting date. Contract assets also include the incremental costs of obtaining a contract with a customer consisting of principally sales commissions, and deferred engineering costs for non-recurring engineering and set-up services to the extent deemed recoverable.

Contract assets were recorded in the Condensed Consolidated Balance Sheets as follows (in thousands):

	March 31, 2023	December 31, 2022
Unbilled contracts receivable, net	$69,120	$65,251
Other current assets	758	848
Long-term unbilled contracts receivable	9,563	4,289
Other long-term assets	924	978
Total contract assets	$80,365	$71,366

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

The following table presents the activity in the allowance for credit losses for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023		2022
	Accounts Receivable	Unbilled Contracts Receivable	Accounts Receivable	Unbilled Contracts Receivable
Beginning balance	$1,950	$369	$2,255	$468
Provision for credit losses	136	(19)	(180)	(111)
Recoveries/charge-off	(19)	—	(114)	12
Balance at end of period	$2,067	$350	$1,961	$369

Additional Disclosures

The following table presents additional revenue and contract disclosures (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$6,719	$8,332
Performance obligations satisfied in previous periods (true ups, licensee reporting adjustments and settlements) (1)	$(1,881)	$36

(1) True ups represent the differences between the Company’s quarterly estimates of per-unit royalty revenue and actual production/sales-based royalties reported by licensees in the following period. Licensee reporting adjustments represent corrections or revisions to previously reported per-unit royalties by licensees, generally resulting from the Company’s inquiries or compliance audits. Settlements represent resolutions of litigation or disputes during the period for past royalties owed.

Remaining revenue under contracts with performance obligations represents the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) under certain of the Company’s fixed fee arrangements and engineering services contracts. As of March 31, 2023, the Company’s remaining revenue under contracts with performance obligations was as follows (in thousands):

Year Ending December 31:
Revenue from contracts with performance obligations expected to be satisfied in:
2023 (remaining 9 months)	$43,341
2024	29,679
2025	16,240
2026	5,485
2027	1,270
Thereafter	683
Total	$96,698

NOTE 4 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Other current assets consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Prepaid income tax	$679	$1,777
Prepaid expenses	21,789	20,001
Finished goods inventory	6,539	6,662
Other	17,829	13,734
Total	$46,836	$42,174

Property and equipment, net, consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Equipment, furniture and other	$81,997	$78,976
Building and improvements	18,331	18,331
Land	5,300	5,300
Leasehold improvements	16,582	17,038
Total property and equipment	122,210	119,645
Less: accumulated depreciation and amortization	(75,128)	(71,818)
Property and equipment, net	$47,082	$47,827

Accrued liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Employee compensation and benefits	$32,090	$53,546
Third-party royalties	8,145	7,620
Accrued expenses	23,023	22,928
Current portion of operating lease liabilities	16,298	17,195
Accrued income tax	2,131	4,926
Other	5,671	3,799
Total	$87,358	$110,014

Accumulated other comprehensive income (loss) (“AOCI”) consisted of the following (in thousands):

	Unrealized Gains (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
Balance at December 31, 2022	$(94)	$(4,025)	$(4,119)
Other comprehensive income before reclassification	859	613	1,472
Amounts reclassified from accumulated other comprehensive loss into net loss	4	—	4
Net current period other comprehensive income	863	613	1,476
Balance at March 31, 2023	$769	$(3,412)	$(2,643)

	Unrealized Gains (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
Balance at December 31, 2021	$—	$(676)	$(676)
Other comprehensive loss before reclassification	—	(1,046)	(1,046)
Net current period other comprehensive loss	—	(1,046)	(1,046)
Balance at March 31, 2022	$—	$(1,722)	$(1,722)

NOTE 5 – FINANCIAL INSTRUMENTS

Non-marketable Equity Securities

As of March 31, 2023 and December 31, 2022, other long-term assets included equity securities accounted for under the equity method with a carrying amount of $4.9 million and $4.4 million, respectively. No impairments to the carrying amount of the Company’s non-marketable equity securities were recognized in the three months ended March 31, 2023 and 2022, respectively.

Derivatives Instruments

In the fourth quarter of 2022, the Company began to use derivative financial instruments to manage foreign currency exchange rate risk. The Company’s derivative financial instruments consist of foreign currency forward contracts, which are used primarily to hedge portions of its anticipated foreign currency exposure. The maturities of these instruments are generally less than twelve months. Fair values for derivative financial instruments are based on prices computed using third-party valuation models and are classified as Level 2 in accordance with the three-level hierarchy of fair value measurements. All the significant inputs to the third-party valuation models are observable in active markets. Inputs include current market-based parameters such as forward rates, yield curves and credit default swap pricing. For additional information related to the three-level hierarchy of fair value measurements, see Note 6 – Fair Value.

The notional and fair values of all derivative instruments were as follows (in thousands):

	March 31, 2023	December 31, 2022
Derivative instruments in cash flow hedges (foreign exchange contracts):
Assets
Other current assets	$769	$—
Liabilities
Accrued liabilities	—	94
Total fair value	$769	$94
Total notional value	$58,817	$52,197
Undesignated derivative instruments (foreign exchange contracts):
Assets
Other current assets	$277	$—
Liabilities
Accrued liabilities	—	41
Total fair value	$277	$41
Total notional value	$9,531	$7,402

All of the Company's derivative financial instruments are eligible for netting arrangements that allow the Company and its counterparty to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company's Condensed Consolidated Balance Sheets on a net basis.

The gross amounts of the Company's foreign currency forward contracts and the net amounts recorded in the Company's Condensed Consolidated Balance Sheets were as follows (in thousands):

	March 31, 2023	December 31, 2022
Gross amount of recognized assets	$1,078	$—
Gross amount of recognized liabilities	(32)	(135)
Net amount presented in the Condensed Consolidated Balance Sheets	$1,046	$(135)

Cash Flow Hedges

The Company designates certain foreign currency forward contracts as hedging instruments pursuant to ASC 815, Derivatives and Hedging (“ASC 815”). The effective portion of the gain or loss on the derivatives are reported as a component of AOCI in stockholders’ equity and reclassified into earnings on the Condensed Consolidated Statements of Operations in the same period during which the hedged transaction affects earnings. For information on the unrealized gain or loss on the derivatives included in and reclassified out of the AOCI into Condensed Consolidated Statements of Operations, refer to Note 4 – Composition of Certain Financial Statement Captions.

The Company expects to reclassify to earnings all of the amounts recorded in AOCI associated with its cash flow hedges over the next twelve months. For the three months ended March 31, 2023, amounts reclassified to net loss were not significant. The Company did not enter into any derivative contracts prior to the fourth quarter of 2022.

Undesignated Derivatives

For derivatives that are not designated as hedge instruments, they are measured and reported at fair value. Changes in the fair value of these undesignated derivatives are reported in other income, net, on the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2023, changes in the estimated fair value of the derivatives were not significant. The Company did not enter any derivative contracts prior to the fourth quarter of 2022.

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

The Company’s derivative financial instruments, consisting of foreign currency forward contracts, are reported at fair value and classified as Level 2 (as described in Note 5 – Financial Instruments).

Financial Instruments Not Recorded at Fair Value

The Company’s long-term debt is carried at historical cost and is measured at fair value on a quarterly basis for disclosure purposes. The carrying amounts and estimated fair values were as follows (in thousands):

	March 31, 2023		December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Unsecured Promissory Note	$50,000	$49,062	$50,000	$48,478

If reported at fair value in the Condensed Consolidated Balance Sheets, the Company’s debt would be classified within Level 2 of the fair value hierarchy. The fair value of the debt was estimated based on the quoted market prices for the same or similar issues.

For more detail related to the senior unsecured promissory note, refer to Note 9 – Debt.

Non-Recurring Fair Value Measurements

For purchase accounting related fair value measurements, see Note 7 – Business Combination.

NOTE 7 – BUSINESS COMBINATION

On July 1, 2022, the Company completed the acquisition of Vewd Software Holdings Limited (“Vewd,” and the “Vewd Acquisition”). Vewd is a leading global provider of OTT and hybrid TV solutions. The Vewd Acquisition establishes the Company as a leading independent streaming media platform through its TiVo brand and the largest independent provider of

Smart TV middleware globally. The total consideration was approximately $102.9 million, consisting of approximately $52.9 million of cash and $50.0 million of debt. Refer to Note 9 – Debt for additional information on this debt.

Purchase Price Allocation

The Vewd Acquisition has been accounted for as a business combination, using the acquisition method. The following table presents the allocation of the purchase price to the identifiable assets acquired and liabilities assumed based on the fair values at the acquisition date with no measurement period adjustments identified (amounts in thousands, except estimated useful life):

	Estimated Useful Life (years)		Final Fair Value
Cash and cash equivalents			$2,684
Accounts receivable			3,341
Unbilled contracts receivable			2,335
Other current assets			1,208
Property and equipment			443
Operating lease right-of-use assets			2,020
Identifiable intangible assets:
Technology	7	$28,050
Customer relationships – large	7	4,900
Customer relationships – small	4	3,500
Non-compete agreements	2	870
Trade name	5	830
Total identifiable intangible assets			38,150
Goodwill			68,115
Other long-term assets			977
Accounts payable			(869)
Accrued liabilities			(4,777)
Deferred revenue			(920)
Long-term deferred tax liabilities			(8,393)
Noncurrent operating lease liabilities			(1,094)
Other long-term liabilities			(307)
Total purchase price			$102,913

Vewd’s results of operations and cash flows have been included in the Company’s condensed consolidated financial statements for periods subsequent to July 1, 2022, and the related assets and liabilities were recorded at their estimated fair values in the Company’s Condensed Consolidated Balance Sheet as of July 1, 2022.

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

NOTE 8 – INTANGIBLE ASSETS, NET

Identified intangible assets consisted of the following (in thousands):

	March 31, 2023
	Average Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Acquired patents	3-10	$22,189	$(6,728)	$15,461
Existing technology / content database	5-10	240,994	(193,863)	47,131
Customer contracts and related relationships	3-9	502,260	(345,740)	156,520
Trademarks/trade name	4-10	39,613	(30,988)	8,625
Non-competition agreements	1-2	3,101	(2,557)	544
Total finite-lived intangible assets		808,157	(579,876)	228,281
Indefinite-lived intangible assets:
TiVo tradename/trademarks	N/A	21,400	—	21,400
Total intangible assets		$829,557	$(579,876)	$249,681

	December 31, 2022
	Average Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Acquired patents	3-10	$22,189	$(6,175)	$16,014
Existing technology / content database	5-10	240,894	(190,671)	50,223
Customer contracts and related relationships	3-9	502,188	(335,981)	166,207
Trademarks/trade name	4-10	39,613	(29,733)	9,880
Non-competition agreements	1-2	3,101	(2,449)	652
Total finite-lived intangible assets		807,985	(565,009)	242,976
Indefinite-lived intangible assets:
TiVo tradename/trademarks	N/A	21,400	—	21,400
Total intangible assets		$829,385	$(565,009)	$264,376

As of March 31, 2023, the estimated future amortization expense of total finite-lived intangible assets was as follows (in thousands):

Year Ending December 31:
2023 (remaining 9 months)	$42,944
2024	43,384
2025	34,786
2026	31,490
2027	30,647
Thereafter	45,030
Total future amortization	$228,281

NOTE 9 – DEBT

In connection with the Vewd Acquisition as disclosed in Note 7, on July 1, 2022, TiVo Product Holdco LLC, which was subsequently renamed Xperi Inc., issued a senior unsecured promissory note (the “Promissory Note”) to the sellers of Vewd in a principal amount of $50.0 million. Indebtedness outstanding under the Promissory Note bears an interest rate of 6.00% per annum, payable in cash on a quarterly basis. If a certain qualified spin-off transaction occurs, the interest rate will be increased to the greater of (a) 6.00% and (b) the sum of (i) the highest interest rate payable under any credit facility or bonds, debentures, notes or similar instruments where the issuer or any guarantor borrows money or guarantees obligations on a secured basis on or after the date of such spin-off transaction, plus (ii) 2.00%. It was determined that the Spin-Off completed on October 1, 2022 did not trigger any change in the interest rate of the debt. The Promissory Note matures on July 1, 2025. The Company may, at any time and on any one or more occasions, prepay all or any portion of the outstanding principal amount, plus accrued and unpaid interest, if any, under the Promissory Note without premium or penalty. In addition, the Promissory Note has mandatory prepayment provisions upon certain change of control or asset sale events.

The Promissory Note includes certain covenants that restrict the Company and each guarantor’s ability to, among other things, incur certain indebtedness or engage in any material line of business substantially different from those lines of business conducted by such entities on the closing date of the acquisition. The Promissory Note does not contain any financial covenants.

As of March 31, 2023, $50.0 million in principal balance was outstanding. Interest expense on the Promissory Note was $0.7 million for the three months ended March 31, 2023. The Company did not incur any new debt in the first quarter of 2022.

NOTE 10 – NET LOSS PER SHARE

On October 1, 2022, 42,023,632 shares of the Company’s common stock, par value $0.001 per share, were distributed to the Former Parent’s stockholders of record as of September 21, 2022. This share amount is utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the Separation and such shares are treated as issued and outstanding for purposes of calculating historical loss per share. For periods prior to the Separation, it is assumed that there are no dilutive equity instruments as there were no Xperi Inc. stock-based awards outstanding prior to the Separation.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amount):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss attributable to the Company - basic and diluted	$(32,000)	$(29,523)
Denominator:
Weighted-average number of shares used to compute net loss per share attributable to the Company - basic and diluted	42,224	42,024
Net loss per share attributable to the Company - basic and diluted	$(0.76)	$(0.70)

The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the period presented (in thousands):

Three Months Ended March 31,
2023
Options	124
Restricted stock awards and units	7,219
ESPP	460
Total	7,803

NOTE 11 – STOCKHOLDERS' EQUITY

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

The 2022 EIP provides for option grants designated as either incentive stock options or non-statutory options. Options have been granted with an exercise price not less than the value of the common stock on the grant date and generally have a term of ten years from the date of grant and vest over a four-year period. The vesting criteria for restricted stock awards and restricted stock units has historically been the passage of time or meeting certain performance-based objectives, and continued service through the vesting period over three or four years for time-based awards or three years for performance-based awards.

As of March 31, 2023, there were approximately 4.4 million shares reserved for future grant under the 2022 EIP.

Stock Options

A summary of the stock option activity is presented below (in thousands, except per share amounts):

	Options Outstanding
	Number of Shares Subject to Options	Weighted Average Exercise Price Per Share
Balance at December 31, 2022	146	$25.48
Options canceled / forfeited / expired	(22)	$21.13
Balance at March 31, 2023	124	$26.27

Restricted Stock Awards and Units

Information with respect to outstanding restricted stock awards and units (including both time-based vesting and performance-based vesting) as of March 31, 2023 is as follows (in thousands, except per share amounts):

	Restricted Stock and Restricted Stock Units
	Number of Shares Subject to Time- based Vesting	Number of Shares Subject to Performance- based Vesting	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2022	3,713	891	4,604	$20.35
Awards and units granted	2,682	718	3,400	$11.56
Awards and units vested / earned	(697)	—	(697)	$20.59
Awards and units canceled / forfeited	(88)	—	(88)	$17.53
Balance at March 31, 2023	5,610	1,609	7,219	$16.23

Performance-Based Stock Awards and Units

Performance-based stock awards and units (“PSUs”) may be granted to employees or consultants based upon, among other things, the contributions, responsibilities and other compensation of the particular employee or consultant. The value and the vesting of such PSUs are generally linked to one or more performance goals or certain market conditions determined by the Company, in each case on a specified date or dates or over any period or periods determined by the Company, and may range from zero to 200 percent of the grant. For PSUs subject to a market vesting condition, the fair value per award is fixed at the grant date and the amount of compensation expense is not adjusted during the performance period regardless of changes in the level of achievement of the market condition.

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

As of March 31, 2023, there were 5.0 million shares reserved for grant under the 2022 ESPP.

NOTE 12 – STOCK-BASED COMPENSATION

Prior to the Separation, the stock-based compensation expense was based on the expense for employees specifically identifiable to Xperi. Consequently, the amounts presented are not necessarily indicative of future awards and do not necessarily reflect the costs that the Company would have incurred as an independent company.

The effect of recording stock-based compensation expense for the three months ended March 31, 2023 and 2022 is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenue, excluding depreciation and amortization of intangible assets	$792	$625
Research and development	5,551	5,099
Selling, general and administrative	9,625	2,913
Total stock-based compensation expense	$15,968	$8,637

In connection with the conversion of the Former Parent’s PSUs into PSUs with respect to Xperi common stock and Adeia common stock, the Company continued recognizing an incremental compensation expense of $1.4 million during the three months ended March 31, 2023.

Stock-based compensation expense categorized by various equity components for the three months ended March 31, 2023 and 2022 is summarized in the table below (in thousands):

	Three Months Ended March 31,
	2023	2022
Restricted stock awards and units	$14,980	$7,823
Employee stock purchase plan	988	814
Total stock-based compensation expense	$15,968	$8,637

In addition, for the three months ended March 31, 2022, $2.5 million of stock-based compensation expense was recognized in operating results as part of the corporate and shared functional employees expenses allocation.

The following assumptions were used to value the PSUs subject to market conditions granted during the period:

March 2023
Expected life (years)	2.8
Risk-free interest rate	4.5%
Dividend yield	0.0%
Expected volatility	49.0%

The Company uses the Black-Scholes option pricing model to determine the estimated fair value of options and ESPP shares.
The fair value of each option grant is determined on the date of grant and the expense is recorded on a straight-line basis. The assumptions used in the model include expected life, volatility, risk-free interest rate, and dividend yield.

There were no stock options granted during the three months ended March 31, 2023 and 2022.

The following assumptions were used to value the Company’s ESPP shares offered in December 2022:

December 2022
Expected life (years)	2.0
Risk-free interest rate	4.3%
Dividend yield	0.0%
Expected volatility	42.9%

Prior to the Separation, the valuation assumptions were determined by the Former Parent.

The following assumptions were used to value the Former Parent’s ESPP shares granted to employees specifically identifiable to Xperi in March 2022:

March 2022
Expected life (years)	2.0
Risk-free interest rate	1.3%
Dividend yield	1.1%
Expected volatility	48.5%

NOTE 13 – INCOME TAXES

For the three months ended March 31, 2023, the Company recorded an income tax benefit of $0.3 million on pretax loss of $33.2 million, which resulted in an effective tax rate of 0.9%. The income tax benefit for the three months ended March 31, 2023 was primarily related to foreign withholding taxes, partially offset by U.S. federal income taxes and state income taxes.

For the three months ended March 31, 2022, the Company recorded an income tax expense of $2.1 million on pretax loss of $28.4 million, which resulted in an effective tax rate of (7.3)%. The income tax expense for the three months ended March 31, 2022 was primarily related to foreign withholding taxes, U.S. federal income taxes, and state income taxes.

As of March 31, 2023, gross unrecognized tax benefits of $19.4 million increased by an insignificant amount compared to December 31, 2022. Unrecognized tax benefits were included in long-term deferred tax and other long-term liabilities on the Condensed Consolidated Balance Sheets. Of the $19.4 million, $8.8 million would affect the effective tax rate if recognized. The Company is unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease.

It is the Company’s policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company recognized an immaterial amount of interest and penalties related to unrecognized tax benefits for the three months ended March 31, 2023 and 2022, respectively. Accrued interest and penalties were $0.1 million and $0.1 million as of March 31, 2023 and December 31, 2022, respectively.

As of March 31, 2023, the Company’s 2018 through 2023 tax years are generally open and subject to potential examination in one or more jurisdictions. In addition, in the United States, any net operating losses or credits that were generated in prior years but not yet fully utilized in a year that is closed under the statute of limitations may also be subject to examination.

NOTE 14 – LEASES

The Company leases office and research facilities, data centers and office equipment under operating leases which expire through 2029. The Company’s leases have remaining lease terms of one to six years, with some of the leases offering the option to renew for up to five years and to terminate the lease before the expiration date. Leases with an initial term of 12 months or less are not recorded on the balance sheets; expense for these leases is recognized on a straight-line basis over the lease term.

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

As a result of consolidating our global real estate footprint and decisions to vacate and sublease certain offices following the Spin-off, the Company recorded impairment charges of $1.1 million to reduce the carrying amount of certain operating lease right-of-use (“ROU”) assets and property and equipment, including leasehold improvements, during the three months ended March 31, 2023. The Company determined that it may not be able to fully recover the carrying amount of the leased offices due to a change in the manner in which the offices are being used, a significant decrease in the expected market price of the leased asset, and expected delays in subleasing the space based on the current real estate leasing market. The Company estimated the fair value using a discounted cash flows approach with assumptions such as expectations of cash flows from projected sublease income, occupancy estimates and its outlook for the local real estate market.

The components of operating lease costs were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Fixed lease cost (1)	$5,158	$5,023
Variable lease cost	1,487	1,056
Less: sublease income	(2,680)	(2,106)
Total operating lease cost	$3,965	$3,973

(1) Includes short-term leases expensed on a straight-line basis.

The following table presents supplemental cash flow information arising from lease transactions (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash payments included in the measurement of operating lease liabilities	$5,208	$5,035
Operating ROU assets obtained in exchange for lease obligations	$—	$584

The weighted-average remaining term of the Company's operating leases and the weighted-average discount rate used to measure the present value of the operating lease liabilities are as follows:

	March 31, 2023	December 31, 2022
Weighted-average remaining lease term (in years)	3.47	3.69
Weighted-average discount rate	5.1%	5.1%

Future minimum lease payments and related lease liabilities as of March 31, 2023 were as follows (in thousands):

	Operating Lease Payments (1)	Sublease Income	Net Operating Lease Payments
2023 (remaining 9 months)	$13,744	$(5,612)	$8,132
2024	17,907	(7,572)	10,335
2025	15,397	(7,386)	8,011
2026	7,523	(935)	6,588
2027	2,711	—	2,711
Thereafter	1,773	—	1,773
Total lease payments	59,055	$(21,505)	$37,550
Less: imputed interest	(5,307)
Present value of lease liabilities:	$53,748

Less: current obligations under leases (accrued liabilities)	(16,298)
Noncurrent operating lease liabilities	$37,450

(1) Future minimum lease payments exclude short-term leases as well as payments to landlords for variable common area maintenance, insurance and real estate taxes.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Purchase and Other Contractual Obligations

In the ordinary course of business, the Company enters into contractual agreements with third parties that include non-cancelable payment obligations, for which it is liable in future periods. These arrangements primarily include unconditional purchase obligations to service providers. As of March 31, 2023, the Company’s total future unconditional purchase obligations were approximately $93.5 million. Additionally, under certain other contractual arrangements, the Company may be obligated to pay up to $1.3 million, a majority of which is expected to be paid within the next year, if certain milestones are achieved.

Inventory Purchase Commitment

The Company uses contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate supply, the Company enters into agreements with its contract manufacturers that either allow them to procure inventory based on criteria as defined by the Company or that establish the parameters defining the Company’s requirements. A significant portion of the Company’s purchase commitments arising from these agreements consist of firm, non-cancelable and unconditional purchase commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule or adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of March 31, 2023, the Company had total purchase commitments for inventory of $2.8 million.

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

NOTE 16 – RELATED PARTY TRANSACTIONS

For periods prior to the Separation, the Condensed Consolidated Financial Statements have been prepared on a standalone basis and were derived from the condensed consolidated financial statements and accounting records of the Former Parent. The following disclosure summarizes activity prior to the Separation between the Company and the Former Parent, including affiliates of the Former Parent that were not part of the Separation.

Allocation of Corporate Expenses

Prior to Separation, the Condensed Consolidated Financial Statements included expenses for certain management and support functions which were provided on a centralized basis within the Former Parent, as described in “Note 1 – The Company and Basis of Presentation.” These management and support functions include, but are not limited to, executive management, sales and marketing, finance, legal, information technology, employee benefits administration, stock-based compensation, treasury, risk management, procurement and other shared services. These allocations were made on a direct usage basis when identifiable, with the remainder allocated on a pro rata basis of billing, revenue, headcount or other measures of the Company and the Former Parent. The amount of these allocations from the Former Parent was $15.0 million, which included $1.2 million for depreciation expenses and $13.8 million for selling, general and administrative for the three months ended March 31, 2022.

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

Net Investment by Former Parent

As a result of the Company consolidating its financial results, as described in Note 1, net investment by Former Parent in the Condensed Consolidated Balance Sheets and Statement of Equity was fully settled. As such, there was no balance in net Investment by Former Parent at December 31, 2022, and there was no activity within the account during the three months ended March 31, 2023.

Prior to the Company consolidating its financial results, net investment by Former Parent in the historical Balance Sheets and Statement of Equity represented the Former Parent's historical investment in the Company, the net effect of transactions with and allocations from the Former Parent, and the Company’s accumulated deficit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to promote understanding of the results of operations and financial condition and should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with our audited financial statements and notes thereto for the year ended December 31, 2022 found in the Form 10-K filed by Xperi Inc. on March 3, 2023 (the “Form 10-K”).

This Quarterly Report contains forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” “may,” “intends,” “targets” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements that relate to our future revenue, product development, demand, acceptance and market share, growth rate, competitiveness, gross margins, levels of research, development and other related costs, expenditures, the outcome or effects of and expenses related to litigation and administrative proceedings related to our patents, our intent to enforce our intellectual property rights, our ability to license our intellectual property, tax expenses, cash flows, our ability to liquidate and recover the carrying value of our investments, our management’s plans and objectives for our current and future operations, our plans for quarterly dividends and stock repurchases, the levels of customer spending or research and development activities, general economic conditions, the impact of the COVID-19 pandemic and related events, the impact of any acquisitions on our financial condition and results of operations, and the sufficiency of financial resources to support future operations and capital expenditures.

Although forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks, uncertainties, and changes in condition, significance, value and effect, including those discussed under the heading “Risk Factors” in our annual report on Form 10-K and other documents we file from time to time with the Securities and Exchange Commission (the “SEC”), such as our quarterly reports on Form 10-Q and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report and are based on information currently and reasonably known to us. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report, other than as required by law. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Business Overview

In June 2020, Xperi Holding Corporation (“Xperi Holding,” “Adeia,” or the “Former Parent”) announced plans to separate into two independent publicly-traded companies (the “Separation”), one comprising its intellectual property (“IP”) licensing business and one comprising its product business (“Xperi Product”). On October 1, 2022, the Former Parent completed the Separation (the “Spin-Off”) through a pro-rata distribution (the “Distribution”) of all of the outstanding common stock of its product-related business (“Xperi”, “we”, “our”, or the “Company”) to the stockholders of record of Xperi Holding as of the close of business on September 21, 2022, the record date (the “Record Date”) for the Distribution. Each Xperi Holding stockholder of record received four shares of Xperi common stock, $0.001 par value, for every ten shares of Xperi Holding common stock, $0.001 par value, held by such stockholder as of the close of business on the Record Date. As a result of the Distribution, Xperi became an independent, publicly-traded company and its common stock is listed under the symbol “XPER” on the New York Stock Exchange (“NYSE”). In connection with the Separation and the Distribution, our Former Parent was renamed and continues as Adeia Inc. and also changed its stock symbol to “ADEA” on the Nasdaq Global Select Market.

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

COVID-19 Impact

The COVID-19 pandemic has had, and may continue to have, an adverse impact on our business. The impact to date has included periods of significant volatility in markets we serve, in particular the automotive and broad consumer electronics markets. Additionally, the pandemic has caused some challenges and delays in acquiring new customers and executing license renewals. These factors have negatively impacted our financial condition and results of operations, contributed to an impairment of our long-lived assets, including goodwill, and may result in increased credit losses and impairments of long-lived assets and investments in other companies.

Our operations, particularly per-unit and variable-fee based revenue, will continue to be susceptible to the volatility, labor shortages, supply chain constraints, high energy prices and inflation, and potential market downturns precipitated by the COVID-19 pandemic as well as the current challenging macroeconomic environment.

Basis of Presentation

Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”).

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

For a detailed discussion of the basis of presentation, refer to Note 1 – The Company and Basis of Presentation of Notes to the Condensed Consolidated Financial Statements.

Results of Operations

Revenue

We derive the majority of our revenue from licensing our technology and solutions to customers. For our revenue recognition policy including descriptions of revenue-generating activities, refer to Note 3 – Revenue of the Notes to Condensed Consolidated Financial Statements.

The following table presents our historical operating results for the periods indicated as a percentage of revenue:

	Three Months Ended March 31,
	2023	2022
Revenue:	100%	100%
Operating expenses:
Cost of revenue, excluding depreciation and amortization of intangible assets	22	23
Research and development	43	42
Selling, general and administrative	45	42
Depreciation expense	3	5
Amortization expense	12	12
Impairment of long-lived assets	1	—
Total operating expenses	126	124
Operating loss	(26)	(24)
Other income, net	—	—
Loss before taxes	(26)	(24)
(Benefit from) provision for income taxes	—	2
Net loss	(26)%	(26)%

Revenue (in thousands, except for percentages):

	Three Months Ended March 31,
	2023	2022	Increase/ (Decrease)	% Change
Revenue	$126,839	$118,888	$7,951	7%

The $8.0 million, or 7% increase in revenue for the three months ended March 31, 2023, compared to the same period in the prior year, was primarily driven by an increase in minimum guarantee (“MG”) revenue in Consumer Electronics due to new and renewed MG contracts executed during the first quarter of 2023, an increase in Media Platform revenue driven by growth in monetization and contribution from Vewd (acquired in July 2022), and an increase in Connected Car revenue driven by continued growth from the DTS AutoStage and DTS AutoSense solutions. These increases were partially offset by overall declines in Pay TV, as declines in legacy guide and DVR platform revenue were somewhat offset by increases in IPTV solutions.

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

Cost of revenue, excluding depreciation and amortization of intangible assets, for the three months ended March 31, 2023 was $27.8 million, as compared to $27.4 million for the three months ended March 31, 2022, an increase of $0.4 million primarily attributable to higher delivery costs related to increased sales in the first quarter of 2023.

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

R&D expense for the three months ended March 31, 2023 was $54.9 million as compared to $50.2 million for the three months ended March 31, 2022, an increase of $4.7 million. The increase was primarily due to employees hired in connection with the Vewd Acquisition in July 2022, as well as increased stock-based compensation expense in the first quarter of 2023.

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

Selling, general and administrative expenses for the three months ended March 31, 2023, were $57.8 million, as compared to $49.9 million for the three months ended March 31, 2022, an increase of $7.9 million. The increase was primarily due to an increase in stock-based compensation, and secondarily due to increases in outside services and personnel related expenses in the first quarter of 2023.

Depreciation Expense

Depreciation expense for the three months ended March 31, 2023 was $4.1 million, as compared to $5.6 million for the three months ended March 31, 2022, a decrease of $1.5 million. The decrease was primarily due to certain fixed assets becoming fully depreciated during 2022.

Amortization Expense

Amortization expense for the three months ended March 31, 2023 was $14.8 million and remains consistent as compared to the same period in 2022.

As a result of previous mergers and acquisitions, we anticipate that amortization expenses will continue to be a significant expense over the next several years. See Note 8 — Intangible Assets, Net of the Notes to Condensed Consolidated Financial Statements for additional detail.

Stock-based Compensation

The following table sets forth our stock-based compensation (“SBC”) expense for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenue, excluding depreciation and amortization of intangible assets	$792	$625
Research and development	5,551	5,099
Selling, general and administrative	9,625	2,913
Total stock-based compensation expense	$15,968	$8,637

Stock-based compensation awards include restricted stock awards and units, employee stock plan purchases and employee stock options. The increases in SBC expense for the three months ended March 31, 2023, compared to the corresponding period in 2022, was primarily a result of granting restricted stock awards and units to an increased number of employees resulting from the Vewd Acquisition and certain insourcing activity, and secondarily due to incremental compensation cost recognized from the conversion of employee equity awards in connection with the Spin-Off. In addition, for the three months ended March 31, 2022, $2.5 million of stock-based compensation expense was recognized in operating results as part of the corporate and shared functional employees expenses allocation.

Impairment of Long-Lived Assets

As a result of consolidating our global real estate footprint and decisions to vacate and sublease certain offices following the Spin-Off, we recorded non-cash impairment charges of $1.1 million to reduce the carrying amount of certain operating lease right-of-use (“ROU”) assets and property and equipment, including leasehold improvements, during the three months ended March 31, 2023. We determined that we may not be able to fully recover the carrying amount of the leased offices due to a change in the manner in which the offices are being used, a significant decrease in the expected market price of the leased asset, and expected delays in subleasing the space based on the current real estate leasing market.

We expect additional impairment charges related to operating lease ROU assets in the remainder of 2023 based on current plans to reduce our real estate footprint.

We did not record any asset impairment charge for the three months ended March 31, 2022.

Other Income, Net

Other income, net, for the three months ended March 31, 2023 was $0.4 million, as compared to other income, net, of $0.5 million for the three months ended March 31, 2022. Other income, net, was lower in 2023 principally due to the interest expense on debt incurred in connection with the Vewd Acquisition discussed below in Liquidity and Capital Resources, partially offset by an increase in interest income from significant financing components from revenue contracts in the first quarter of 2023.

(Benefit from) Provision for Income Taxes

For the three months ended March 31, 2023, we recorded an income tax benefit of $0.3 million on a pretax loss of $33.2 million, which resulted in an effective tax rate of 0.9%. The income tax benefit was primarily related to foreign withholding taxes, partially offset by U.S. federal income taxes and state income taxes. For the three months ended March 31, 2022, we recorded an income tax expense of $2.1 million on a pretax loss of $28.4 million, which resulted in an effective tax rate of (7.3)%. The income tax expense was primarily related to foreign withholding taxes, U.S. federal taxes, and state income taxes.

The year-over-year increase in income tax benefit for the quarter ended March 31, 2023 is largely attributable to the application of a positive effective tax rate to the March 31, 2023 year-to-date pre-tax loss.

Our income tax expense for the three months ended March 31, 2022 was calculated on a separate return basis as if we would file our tax return for the full twelve months of 2022. However, activities for periods prior to the October 1, 2022 Separation Date are generally reported on U.S. income tax returns filed by our Former Parent. Because of this, income tax expense presented in the Condensed Consolidated Statements of Operations for periods prior to the Separation is not necessarily representative of the taxes that may arise in the future when we file our income tax returns independent from the Former Parent's returns. In the future, under the Tax Matters Agreement, our Former Parent may utilize certain of our tax attributes generated during pre-Separation periods to reduce its tax liability for tax years ended December 31, 2022 and earlier. If our Former Parent should use such attributes, this would require an adjustment to our tax accounts.

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

	As of
(in thousands, except for percentages)	March 31, 2023	December 31, 2022
Cash and cash equivalents	$110,696	$160,127
Current ratio	2.4	2.2

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(43,103)	$(18,364)
Net cash used in investing activities	$(3,929)	$(4,365)
Net cash (used in) provided by financing activities	$(2,917)	$25,754

Our primary liquidity and capital resources are our cash on hand, including cash provided by our Former Parent prior to the Separation. Cash and cash equivalents were $110.7 million at March 31, 2023, a decrease of $49.4 million from $160.1 million at December 31, 2022. This decrease resulted primarily from cash used by operations of $43.1 million, $3.9 million in capital expenditures, and $2.9 million in payment of withholding taxes on net share settlement of restricted awards.

For information about our material cash requirements, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022. Our cash requirements have not changed materially since December 31, 2022.

Cash Flows from Operating Activities

Net cash used in operating activities was $43.1 million for the three months ended March 31, 2023, primarily due to our net loss of $32.9 million and $46.9 million in changes in operating assets and liabilities, partially offset by non-cash items of depreciation of $4.1 million, amortization of intangible assets of $14.8 million, stock-based compensation expense of $16.0 million, and an asset impairment charge of $1.1 million.

Net cash used in operating activities was $18.4 million for the three months ended March 31, 2022, primarily due to our net loss of $30.5 million and $16.6 million in changes in operating assets and liabilities, partially offset by non-cash items of depreciation of $5.6 million, amortization of intangible assets of $14.8 million, and stock-based compensation expense of $8.6 million.

Cash Flows from Investing Activities

Net cash used in investing activities was $3.9 million and $4.4 million for the three months ended March 31, 2023 and 2022, respectively, which was primarily related to capital expenditures.

Capital Expenditures

Our capital expenditures for property, plant, and equipment consist primarily of purchases of computer hardware and software, information systems, production and test equipment. We expect capital expenditures in 2023 to be between $15.0 million to $20.0 million. These expenditures are expected to be financed with existing cash and cash equivalents. There can be no assurance that current expectations will be realized and plans are subject to change upon further review of our capital expenditure needs.

Cash Flows from Financing Activities

Net cash used in financing activities was $2.9 million for the three months ended March 31, 2023, which reflected the payment of withholding taxes related to net share settlement of restricted stock unit awards.

Net cash provided by financing activities was $25.8 million for the three months ended March 31, 2022 due to net transfers from the Former Parent.

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

At March 31, 2023, $50.0 million was outstanding under the Promissory Note with an annual interest rate of 6.0%. Interest is payable quarterly. Under the Promissory Note, we are obligated to make a balloon principal payment of $50.0 million in 2025.

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

Critical Accounting Estimates

During the three months ended March 31, 2023, there were no significant changes in our critical accounting estimates. See Note 2 – Summary of Significant Accounting Policies of Notes to the Condensed Consolidated Financial Statements for additional detail. For a discussion of our critical accounting estimates, see Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.

Recent Accounting Pronouncements

See Note 2 – Summary of Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of our market risk, see Part II, Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the Form 10-K.

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

Item 1A. Risk Factors

There were no material changes to the risk factors previously disclosed in Part 1, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2022, which is incorporated by reference herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Exhibit Title

2.1

Amendment One to Separation and Distribution Agreement by and between Adeia Inc. and Xperi Inc. (filed as Exhibit 2.2 to the Company’s Annual Report on Form 10-K on March 6, 2023, and incorporated herein by reference).

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

10.1+	Form of 2022 Restricted Stock Unit Award Agreement of Xperi Inc. (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K on March 6, 2023, and incorporated herein by reference)

10.2+

Form of 2022 Performance-Based Restricted Stock Unit Award Agreement of Xperi Inc. (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K on March 6, 2023, and incorporated herein by reference)

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

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+	Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2023

XPERI INC.

By:	/s/ Robert Andersen
Robert Andersen Chief Financial Officer