Form 10-Q
period 2023-06-30
Xperi Inc.
filed 2023-08-11
CIK 1788999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares outstanding of the registrant’s common stock as of August 1, 2023 was 43,297,075.

XPERI INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

XPERI INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$126,872	$126,203	$253,711	$245,092
Operating expenses:
Cost of revenue, excluding depreciation and amortization of intangible assets	30,856	26,879	58,648	54,286
Research and development	55,701	51,372	110,557	101,572
Selling, general and administrative	56,497	50,341	114,273	100,193
Depreciation expense	4,202	5,144	8,295	10,707
Amortization expense	14,798	14,760	29,625	29,553
Impairment of long-lived assets	—	—	1,096	—
Total operating expenses	162,054	148,496	322,494	296,311
Operating loss	(35,182)	(22,293)	(68,783)	(51,219)
Other income (expense), net	908	(290)	1,276	226
Loss before taxes	(34,274)	(22,583)	(67,507)	(50,993)
Provision for income taxes	5,090	8,395	4,796	10,475
Net loss	(39,364)	(30,978)	(72,303)	(61,468)
Less: net loss attributable to noncontrolling interest	(969)	(848)	(1,908)	(1,816)
Net loss attributable to the Company	$(38,395)	$(30,130)	$(70,395)	$(59,652)
Net loss per share attributable to the Company - basic and diluted	$(0.90)	$(0.72)	$(1.66)	$(1.42)
Weighted-average number of shares used in net loss per share calculations - basic and diluted	42,770	42,024	42,499	42,024

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(39,364)	$(30,978)	$(72,303)	$(61,468)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(521)	(2,403)	92	(3,449)
Unrealized (loss) gain on cash flow hedges	(10)	—	853	—
Comprehensive loss	(39,895)	(33,381)	(71,358)	(64,917)
Less: comprehensive loss attributable to noncontrolling interest	(969)	(848)	(1,908)	(1,816)
Comprehensive loss attributable to the Company	$(38,926)	$(32,533)	$(69,450)	$(63,101)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$112,159	$160,127
Accounts receivable, net	75,870	64,712
Unbilled contracts receivable, net	60,068	65,251
Prepaid expenses and other current assets	39,972	42,174
Total current assets	288,069	332,264
Unbilled contracts receivable, noncurrent	16,840	4,289
Property and equipment, net	46,357	47,827
Operating lease right-of-use assets	47,013	52,901
Intangible assets, net	235,018	264,376
Deferred tax assets	2,395	2,096
Other noncurrent assets	35,435	33,158
Total assets	$671,127	$736,911
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$11,471	$14,864
Accrued liabilities	91,122	110,014
Deferred revenue	24,623	25,363
Total current liabilities	127,216	150,241
Long-term debt	50,000	50,000
Deferred revenue, noncurrent	18,126	19,129
Operating lease liabilities, noncurrent	37,821	42,666
Deferred tax liabilities	12,462	12,899
Other noncurrent liabilities	11,092	12,990
Total liabilities	256,717	287,925
Commitments and contingencies (Note 14)
Equity:
Preferred stock: $0.001 par value; 6,000 shares authorized as of June 30, 2023 and December 31, 2022; no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock: $0.001 par value; 140,000 shares authorized as of June 30, 2023 and December 31, 2022; 43,214 and 42,066 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	43	42
Additional paid-in capital	1,173,100	1,136,330
Accumulated other comprehensive loss	(3,174)	(4,119)
Accumulated deficit	(739,230)	(668,835)
Total Company stockholders’ equity	430,739	463,418
Noncontrolling interest	(16,329)	(14,432)
Total equity	414,410	448,986
Total liabilities and equity	$671,127	$736,911

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(72,303)	$(61,468)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	8,295	10,707
Amortization of intangible assets	29,625	29,553
Stock-based compensation expense	34,059	19,176
Deferred income taxes	(736)	—
Impairment of long-lived assets	1,096	—
Other	(105)	930
Changes in operating assets and liabilities:
Accounts receivable	(11,480)	29
Unbilled contracts receivable	(7,324)	5,083
Prepaid expenses and other assets	1,106	(4,714)
Accounts payable	(4,691)	3,835
Accrued and other liabilities	(20,428)	(19,911)
Deferred revenue	(1,743)	(5,474)
Net cash used in operating activities	(44,629)	(22,254)
Cash flows from investing activities:
Purchases of property and equipment	(6,108)	(7,150)
Purchases of intangible assets	(91)	(73)
Net cash used in investing activities	(6,199)	(7,223)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	5,850	—
Withholding taxes related to net share settlement of restricted awards	(3,127)	—
Net transfers from Former Parent	—	44,131
Net cash provided by financing activities	2,723	44,131
Effect of exchange rate changes on cash and cash equivalents	137	(2,092)
Net (decrease) increase in cash and cash equivalents	(47,968)	12,562
Cash and cash equivalents at beginning of period	160,127	120,695
Cash and cash equivalents at end of period	$112,159	$133,257
Supplemental disclosure of cash flow information:
Interest paid	$1,496	$—
Income taxes paid, net of refunds	$10,109	$8,418

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

(unaudited)

Three Months Ended June 30, 2023	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Interest	Equity
Balances at April 1, 2023	42,497	$42	$1,149,370	$(2,643)	$(700,835)	$(15,360)	$430,574
Vesting of restricted stock units, net of tax withholding	72	—	(210)	—	—	—	(210)
Issuance of common stock under employee stock purchase plan	644	1	5,849	—	—	—	5,850
Stock-based compensation	—	—	18,091	—	—	—	18,091
Foreign currency translation adjustment	—	—	—	(521)	—	—	(521)
Unrealized loss on cash flow hedges	—	—	—	(10)	—	—	(10)
Net loss	—	—	—	—	(38,395)	(969)	(39,364)
Balances at June 30, 2023	43,213	$43	$1,173,100	$(3,174)	$(739,230)	$(16,329)	$414,410

Six Months Ended June 30, 2023	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Capital	Loss	Deficit	Interest	Total Equity
Balances at January 1, 2023	42,066	$42	$1,136,330	$(4,119)	$(668,835)	$(14,432)	$448,986
Issuance of equity to noncontrolling interest	—	—	(11)	—	—	11	—
Vesting of restricted stock units, net of tax withholding	503	—	(3,127)	—	—	—	(3,127)
Issuance of common stock under employee stock purchase plan	644	1	5,849	—	—	—	5,850
Stock-based compensation	—	—	34,059	—	—	—	34,059
Foreign currency translation adjustment	—	—	—	92	—	—	92
Unrealized gain on cash flow hedges	—	—	—	853	—	—	853
Net loss	—	—	—	—	(70,395)	(1,908)	(72,303)
Balances at June 30, 2023	43,213	$43	$1,173,100	$(3,174)	$(739,230)	$(16,329)	$414,410

Three Months Ended June 30, 2022	Common Stock		Net Investment by Former	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Parent	Loss	Interest	Equity
Balances at April 1, 2022	—	$—	$1,030,704	$(1,722)	$(10,169)	$1,018,813
Net loss	—	—	(30,130)	—	(848)	(30,978)
Foreign currency translation adjustment	—	—	—	(2,403)	—	(2,403)
Issuance of equity to noncontrolling interest	—	—	—	—	2	2
Net transfers from Former Parent	—	—	28,913	—	—	28,913
Balances at June 30, 2022	—	$—	$1,029,487	$(4,125)	$(11,015)	$1,014,347

Six Months Ended June 30, 2022	Common Stock		Net Parent Company	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Investment	Loss	Interest	Equity
Balances at January 1, 2022	—	$—	$1,025,838	$(676)	$(9,205)	$1,015,957
Net loss	—	—	(59,652)	—	(1,816)	(61,468)
Foreign currency translation adjustment	—	—	—	(3,449)	—	(3,449)
Issuance of equity to noncontrolling interest	—	—	—	—	6	6
Net transfers from Former Parent	—	—	63,301	—	—	63,301
Balances at June 30, 2022	—	$—	$1,029,487	$(4,125)	$(11,015)	$1,014,347

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Xperi Spin-Off

In June 2020, Xperi Holding Corporation (“Xperi Holding,” “Adeia,” or the “Former Parent”) announced plans to separate into two independent publicly-traded companies (the “Separation”), one comprising its intellectual property (“IP”) licensing business and one comprising its product business (“Xperi Product”). On October 1, 2022, the Former Parent completed the Separation (the “Spin-Off”) through a pro-rata distribution (the “Distribution”) of all the outstanding common stock of its product-related business (formerly known as Xperi Product, and hereinafter “Xperi Inc.”, “Xperi” or the “Company”) to the stockholders of record of the Former Parent as of the close of business on September 21, 2022, the record date (the “Record Date”) for the Distribution. Each Xperi Holding stockholder of record received four shares of Xperi common stock, $0.001 par value, for every ten shares of Xperi Holding common stock, $0.001 par value, held by such stockholder as of the close of business on the Record Date. As a result of the Distribution, Xperi became an independent, publicly-traded company and its common stock is listed under the symbol “XPER” on the New York Stock Exchange. In connection with the Separation and the Distribution, Xperi Holding was renamed and continues as Adeia Inc. and also changed its stock symbol to “ADEA” on the Nasdaq Global Select Market.

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

Unaudited Interim Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) in the United States and the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. The amounts as of December 31, 2022 have been derived from the Company’s annual audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 3, 2023 (the “Form 10-K”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which consist of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended December 31, 2022, included in the Form 10-K.

The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023 or any future period and the Company makes no representations related thereto.

In the Condensed Consolidated Balance Sheet as of December 31, 2022 included in this Form 10-Q filing, the Company has revised the long-term deferred tax liabilities and other long-term liabilities line items to correct an immaterial error in the classification of unrecognized tax benefits. The adjustment results in a $7.7 million decrease of long-term deferred tax liabilities and an increase in other long-term liabilities. The revision has no impact on total long-term liabilities as of December 31, 2022. In relation to this adjustment, the Company will revise its Consolidated Statement of Cash Flows for the year ended December 31, 2022 to decrease deferred income tax and increase accrued and other liabilities within the changes in operating assets and liabilities section by $7.7 million, with no changes to net cash from operating activities for 2022.

The Company determined that the error was not material to any of its prior annual and interim period financial statements, and correcting it had no impact on the condensed consolidated financial statements for the three and six months ended June 30, 2023.

Basis of Presentation

During the three months ended September 30, 2022, all of the assets and liabilities of the Xperi Product business had been transferred to a legal entity (the “Transfer”) under the common control of Xperi. Subsequent to this Transfer and through December 31, 2022, the Company’s financial statements and accompanying notes are prepared on a consolidated basis and include Xperi and its subsidiaries in which Xperi has a controlling financial interest. All intercompany balances and transactions are eliminated in consolidation. Prior to the Transfer, the financial statements and accompanying notes of the Xperi Product business were prepared on a combined basis and were derived from the consolidated financial statements and accounting records of the Former Parent as the Company was not historically held by a single legal entity. All intercompany balances and transactions within the combined businesses of the Company have been eliminated.

The Condensed Consolidated Balance Sheets of Xperi and its subsidiaries for the pre-Transfer periods include Former Parent’s assets and liabilities that are specifically identifiable or otherwise attributable to the Company. In the fourth quarter of 2018, the Company funded a new subsidiary, Perceive Corporation (“Perceive”), which was created to focus on delivering edge inference solutions. As of June 30, 2023, the Company owned approximately 77.0% of the outstanding equity interest of Perceive. The operating results of Perceive have been included in the Company’s condensed consolidated financial statements since the fourth quarter of 2018.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in the Company’s significant accounting policies during the six months ended June 30, 2023, as compared to the significant accounting policies described in the Form 10-K.

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

Concentration of Credit and Other Risks

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with large financial institutions, and at times, the deposits may exceed the federally insured limits. As part of its risk management processes, the Company performs periodic evaluations of the relative credit standing of these financial institutions. The Company has not sustained material credit losses from instruments held at these financial institutions. In addition, the Company has cash and cash equivalents held in international bank accounts that are denominated in various foreign currencies, and has established risk management strategies designed to minimize the impact of certain currency exchange rate fluctuations. The Company believes that any concentration of credit risk in its accounts receivable is substantially mitigated by its evaluation process, relatively short collection terms and the high level of credit worthiness of its customers. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary but generally requires no collateral.

There were no individually significant customers accounting for 10% or more of total revenue for the three and six months ended June 30, 2023. There was one customer who accounted for more than 10% of total revenue for the three months ended June 30, 2022, whereas no single customer reached or exceeded such threshold for the six months ended June 30, 2022. As of June 30, 2023 and December 31, 2022, no single customer represented 10% or more of the Company's net balance of accounts receivable.

Recent Accounting Pronouncements

There have been no recently issued accounting pronouncements that are expected to have a material impact on the Company’s condensed consolidated financial statements.

NOTE 3 – REVENUE

Revenue Recognition

The Company derives the majority of its revenue from licensing its technology (”Technology License”) and solutions (”Technology Solutions”) to customers. For Technology License arrangements, the customer obtains rights to the technology delivered at the commencement of the agreement. For Technology Solutions arrangements, the customer receives access to a platform, media or data that includes frequent updates, where access to such updates is critical to the functionality of the technology. The timing of when performance obligations are satisfied, as well as the fee arrangements underlying each agreement, determine when revenue is recognized.

The Company also generates revenue from non-recurring engineering (“NRE”) services, advertising, and hardware products, each of which was less than 10% of total revenue for all periods presented.

Disaggregation of Revenue

The following table summarizes revenue by market (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Pay-TV	$58,031	$60,371	$118,325	$124,525
Consumer Electronics	31,716	39,493	68,451	67,583
Connected Car	23,474	20,855	44,022	40,574
Media Platform	13,651	5,484	22,913	12,410
Total revenue	$126,872	$126,203	$253,711	$245,092

The following table summarizes revenue by geographic location (in thousands):

	Three Months Ended June 30,
	2023		2022
U.S.	$69,133	54%	$78,409	62%
Japan	18,566	15	16,494	13
China	10,527	8	4,163	3
Europe and Middle East	8,416	7	7,048	6
Other	20,230	16	20,089	16
Total revenue	$126,872	100%	$126,203	100%

	Six Months Ended June 30,
	2023		2022
U.S.	$134,292	53%	$138,080	56%
Japan	36,061	14	32,044	13
China	22,037	9	14,455	6
Europe and Middle East	18,582	7	18,736	8
Other	42,739	17	41,777	17
Total revenue	$253,711	100%	$245,092	100%

A significant portion of the Company’s revenue is derived from licensees headquartered outside of the U.S., principally in Asia, Europe and the Middle East, and it is expected that this revenue will continue to account for a significant portion of total revenue in future periods.

Contract Balances

Contract Assets

Contract assets primarily consist of unbilled contracts receivable that are expected to be received from customers in future periods, where the revenue recognized to date exceeds the amount billed. The amount of unbilled contracts receivable may not exceed their net realizable value and is classified as noncurrent if the payments are expected to be received more than one year from the reporting date. Contract assets also include the incremental costs of obtaining a contract with a customer principally consisting of sales commissions and deferred engineering costs for non-recurring engineering.

Contract assets were recorded in the Condensed Consolidated Balance Sheets as follows (in thousands):

	June 30, 2023	December 31, 2022
Unbilled contracts receivable, net	$60,068	$65,251
Other current assets	534	848
Unbilled contracts receivable, noncurrent	16,840	4,289
Other noncurrent assets	799	978
Total contract assets	$78,241	$71,366

Contract Liabilities

Contract liabilities are mainly comprised of deferred revenue related to technology solutions arrangements, multi-period licensing, and other offerings for which the Company is paid in advance while the promised good or service is transferred to the customer at a future date or over time. Deferred revenue also includes amounts received related to professional services to be performed in the future. Deferred revenue arises when cash payments are received, including amounts which are refundable, in advance of performance obligations being completed. As of June 30, 2023 and December 31, 2022, the current and noncurrent balances of deferred revenue were $42.7 million and $44.5 million, respectively.

The following table presents additional revenue disclosures (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$5,547	$6,269	$12,266	$14,601
Performance obligations satisfied in previous periods (true ups, licensee reporting adjustments and settlements) (1)(2)	$597	$20,830	$(1,285)	$20,866

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

(2) For the three and six months ended June 30, 2022, the Company recorded revenue from both the settlement of a contract dispute with a large mobile imaging customer, and the execution of a long-term license agreement with a leading consumer electronics and over-the-top service provider. The long-term license agreement was effective as of the expiration of the prior agreement, and the Company expected to record revenue from the license agreement in future periods.

Remaining Performance Obligations

Remaining revenue under contracts with performance obligations represents the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied or partially unsatisfied under certain of the Company’s fixed fee arrangements and engineering services contracts. As of June 30, 2023, the Company’s remaining revenue under contracts with performance obligations was as follows (in thousands):

Year Ending December 31:	Amounts
2023 (remaining 6 months)	$32,688
2024	30,962
2025	17,592
2026	6,173
2027	1,633
Thereafter	1,412
Total	$90,460

Allowance for Credit Losses

The allowance for credit losses, which includes the allowance for accounts receivable and unbilled contracts receivable, represents the Company’s best estimate of lifetime expected credit losses inherent in those financial assets. The Company’s lifetime expected credit losses are determined based on historical experience, relevant information about past events, current conditions, and reasonable and supportable forecasts that affect collectability. The Company monitors its credit exposure through ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary. In addition, the Company performs routine credit management activities such as timely account reconciliations, dispute resolution, and payment confirmations. The Company may employ collection agencies and legal counsel to pursue recovery of defaulted receivables.

The Company’s noncurrent unbilled contracts receivable is derived from fixed-fee or minimum-guarantee arrangements, primarily with large well-capitalized companies. It is generally considered to be of high credit quality due to past collection history and the nature of the customers.

The following table presents the activity in the allowance for credit losses for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023		2022
	Accounts Receivable	Unbilled Contracts Receivable	Accounts Receivable	Unbilled Contracts Receivable
Beginning balance	$2,067	$350	$1,962	$369
Provision for credit losses	186	(25)	201	(63)
Recoveries/charge-off	(41)	—	(358)	—
Ending balance	$2,212	$325	$1,805	$306

	Six Months Ended June 30,
	2023		2022
	Accounts Receivable	Unbilled Contracts Receivable	Accounts Receivable	Unbilled Contracts Receivable
Beginning balance	$1,950	$369	$2,245	$480
Provision for credit losses	322	(44)	21	(174)
Recoveries/charge-off	(60)	—	(461)	—
Ending balance	$2,212	$325	$1,805	$306

NOTE 4 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Prepaid income tax	$2,170	$1,777
Prepaid expenses	18,444	20,001
Finished goods inventory	8,068	6,662
Other	11,290	13,734
Total	$39,972	$42,174

Property and equipment, net, consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Equipment, furniture and other	$84,501	$78,976
Building and improvements	18,331	18,331
Land	5,300	5,300
Leasehold improvements	16,743	17,038
Total property and equipment	124,875	119,645
Less: accumulated depreciation and amortization	(78,518)	(71,818)
Property and equipment, net	$46,357	$47,827

Accrued liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Employee compensation and benefits	$31,504	$53,546
Third-party royalties	9,224	7,620
Accrued expenses	26,986	22,928
Current portion of operating lease liabilities	15,592	17,195
Accrued income tax	635	4,926
Other	7,181	3,799
Total	$91,122	$110,014

Accumulated other comprehensive loss (“AOCI”) consisted of the following (in thousands):

	Three Months Ended June 30,
	2023			2022
	Unrealized Gains (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustment	Total	Foreign Currency Translation Adjustment	Total
Beginning balance	$769	$(3,412)	$(2,643)	$(1,722)	$(1,722)
Other comprehensive income (loss) before reclassification	322	(521)	(199)	(2,403)	(2,403)
Amounts reclassified from accumulated other comprehensive loss into net loss	(332)	—	(332)	—	—
Net current period other comprehensive (loss)	(10)	(521)	(531)	(2,403)	(2,403)
Ending balance	$759	$(3,933)	$(3,174)	$(4,125)	$(4,125)

	Six Months Ended June 30,
	2023			2022
	Unrealized Gains (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustment	Total	Foreign Currency Translation Adjustment	Total
Beginning balance	$(94)	$(4,025)	$(4,119)	$(676)	$(676)
Other comprehensive income (loss) before reclassification	1,181	92	1,273	(3,449)	(3,449)
Amounts reclassified from accumulated other comprehensive loss into net loss	(328)	—	(328)	—	—
Net current period other comprehensive income (loss)	853	92	945	(3,449)	(3,449)
Ending balance	$759	$(3,933)	$(3,174)	$(4,125)	$(4,125)

NOTE 5 – FINANCIAL INSTRUMENTS

Non-marketable Equity Securities

As of June 30, 2023 and December 31, 2022, other noncurrent assets included equity securities accounted for under the equity method with a carrying amount of $4.7 million and $4.4 million, respectively. No impairments to the carrying amount of the Company’s non-marketable equity securities were recognized in the three and six months ended June 30, 2023 and 2022.

Derivatives Instruments

In the fourth quarter of 2022, the Company initiated a foreign exchange hedging strategy to hedge local currency expenses and reduce variability associated with anticipated cash flows. The Company’s derivative financial instruments consist of foreign currency forward contracts. The maturities of these instruments are generally less than twelve months. Fair values for derivative financial instruments are based on prices computed using third-party valuation models and are classified as Level 2 in accordance with the three-level hierarchy of fair value measurements. All the significant inputs to the third-party valuation models are observable in active markets. Inputs include current market-based parameters such as forward rates, yield curves and credit default swap pricing. For additional information related to the three-level hierarchy of fair value measurements, see Note 6—Fair Value.

The notional and fair values of all derivative financial instruments were as follows (in thousands):

	June 30, 2023	December 31, 2022
Derivative instruments in cash flow hedges (foreign exchange contracts):
Assets
Other current assets	$759	$—
Liabilities
Accrued liabilities	—	94
Total fair value	$759	$94
Total notional value	$50,880	$52,197
Undesignated derivative instruments (foreign exchange contracts):
Assets
Other current assets	$464	$—
Liabilities
Accrued liabilities	—	41
Total fair value	$464	$41
Total notional value	$7,149	$7,402

All of the Company’s derivative financial instruments are eligible for netting arrangements that allow the Company and its counterparty to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company's Condensed Consolidated Balance Sheets on a net basis.

The gross amounts of the Company’s foreign currency forward contracts and the net amounts recorded in the Company’s Condensed Consolidated Balance Sheets were as follows (in thousands):

	June 30, 2023	December 31, 2022
Gross amount of recognized assets	$1,320	$—
Gross amount of recognized liabilities	(97)	(135)
Net amount presented in the Condensed Consolidated Balance Sheets	$1,223	$(135)

Cash Flow Hedges

The Company designates certain foreign currency forward contracts as hedging instruments pursuant to Accounting Standards Codification (“ASC”) No. 815—Derivatives and Hedging. The effective portion of the gain or loss on the derivatives are reported as a component of AOCI in stockholders’ equity and reclassified into earnings on the Condensed Consolidated Statements of Operations in the period upon which the hedged transactions are settled. For information on the unrealized gain or loss on the derivatives included in and reclassified out of the AOCI into Condensed Consolidated Statements of Operations, refer to Note 4—Composition of Certain Financial Statement Captions.

The following table summarizes the gains recognized upon settlement of the hedged transactions in the Condensed Consolidated Statement of Operations for three and six months ended June 30, 2023 (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2023
Research and development	$403	$414
Selling, general and administrative	59	63
Total	$462	$477

Undesignated Derivatives

For derivatives that are not designated as hedge instruments, they are measured and reported at fair value as a derivative asset or liability in the Condensed Consolidated Balance Sheets with their corresponding change in the fair value recognized as gains or losses in other income (expense), net, in the Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2023, gains on the undesignated derivatives were $0.5 million and $0.7 million, respectively.

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

The Company’s derivative financial instruments, consisting of foreign currency forward contracts, are reported at fair value and classified as Level 2 (as described in Note 5—Financial Instruments).

Financial Instruments Not Recorded at Fair Value

The Company’s long-term debt is carried at historical cost and is measured at fair value on a quarterly basis for disclosure purposes. The carrying amounts and estimated fair values were as follows (in thousands):

	June 30, 2023		December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Unsecured Promissory Note	$50,000	$49,093	$50,000	$48,478

If reported at fair value in the Condensed Consolidated Balance Sheets, the Company’s debt would be classified within Level 2 of the fair value hierarchy. The fair value of the debt was estimated based on the quoted market prices for the same or similar issues.

For more detail related to the senior unsecured promissory note, refer to Note 9—Debt.

Non-Recurring Fair Value Measurements

For purchase accounting related fair value measurements, see Note 7—Business Combination.

NOTE 7 – BUSINESS COMBINATION

On July 1, 2022, the Company completed the acquisition of Vewd (the “Vewd Acquisition”). Vewd is a leading global provider of OTT and hybrid TV solutions. The Vewd Acquisition established the Company as a leading independent streaming media platform through its TiVo brand and the largest independent provider of Smart TV middleware globally. The total consideration was approximately $102.9 million, consisting of approximately $52.9 million of cash and $50.0 million of debt. Refer to Note 9—Debt for additional information on this debt.

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

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS, NET

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

During the three months ended December 31, 2022, sufficient indicators of potential impairment were identified such that management concluded it was more-likely-than-not that goodwill was impaired and a quantitative interim goodwill impairment test should be performed as of December 31, 2022. Indicators of potential impairment included a significant, sustained decline in the trading price of Xperi’s common stock during the fourth quarter of 2022. The Company proceeded to perform a fair value analysis of the Product reporting unit, the Company's only reporting unit, using the market capitalization approach. Under this approach, management estimated the fair value as of December 31, 2022 using quoted market prices of Xperi’s common stock as of December 30, 2022, the last trading date of 2022, and a control premium representing the synergies a market participant would achieve upon obtaining control of Xperi. As a result of the fair value analysis, a goodwill impairment charge of $250.6 million was recognized during the three months ended December 31, 2022. As a result of this impairment charge, the Company’s goodwill balance was completely written off as of December 31, 2022.

Identified intangible assets consisted of the following (in thousands):

	June 30, 2023
	Average Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Acquired patents	3-10	$22,189	$(7,281)	$14,908
Existing technology / content database	5-10	241,077	(197,040)	44,037
Customer contracts and related relationships	3-9	502,391	(355,523)	146,868
Trademarks/trade name	4-10	39,613	(32,243)	7,370
Non-competition agreements	1-2	3,101	(2,666)	435
Total finite-lived intangible assets		808,371	(594,753)	213,618
Indefinite-lived intangible assets:
TiVo tradename/trademarks	N/A	21,400	—	21,400
Total intangible assets		$829,771	$(594,753)	$235,018

	December 31, 2022
	Average Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Acquired patents	3-10	$22,189	$(6,175)	$16,014
Existing technology / content database	5-10	240,894	(190,671)	50,223
Customer contracts and related relationships	3-9	502,188	(335,981)	166,207
Trademarks/trade name	4-10	39,613	(29,733)	9,880
Non-competition agreements	1-2	3,101	(2,449)	652
Total finite-lived intangible assets		807,985	(565,009)	242,976
Indefinite-lived intangible assets:
TiVo tradename/trademarks	N/A	21,400	—	21,400
Total intangible assets		$829,385	$(565,009)	$264,376

As of June 30, 2023, the estimated future amortization expense of total finite-lived intangible assets was as follows (in thousands):

Year Ending December 31:
2023 (remaining 6 months)	$28,143
2024	43,388
2025	34,817
2026	31,493
2027	30,650
Thereafter	45,127
Total future amortization	$213,618

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

As of June 30, 2023, $50.0 million in principal balance was outstanding. Interest expense on the Promissory Note was $0.8 million and $1.5 million for the three and six months ended June 30, 2023, respectively.

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

For periods subsequent to the Separation, actual outstanding shares are used to calculate both basic and diluted weighted- average number of common shares outstanding. Potentially dilutive common shares, such as common shares issuable upon exercise of stock options and vesting of restricted stock awards and units are typically reflected in the computation of diluted net income per share by application of the treasury stock method. Due to the net losses reported, these potentially dilutive securities were excluded from the computation of diluted net loss per share, since their effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amount):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to the Company - basic and diluted	$(38,395)	$(30,130)	$(70,395)	$(59,652)
Denominator:
Weighted-average number of shares used to compute net loss per share attributable to the Company - basic and diluted	42,770	42,024	42,499	42,024
Net loss per share attributable to the Company - basic and diluted	$(0.90)	$(0.72)	$(1.66)	$(1.42)

The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

Three and Six Months Ended June 30,
2023
Options	120
Restricted stock awards and units	7,345
ESPP	83
Total	7,548

NOTE 11 – STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Equity Incentive Plans

In connection with the Separation and on October 1, 2022, the Company adopted the Xperi Inc. 2022 Equity Incentive Plan (the “2022 EIP”).

Under the 2022 EIP, the Company may grant equity-based awards to employees, non-employee directors, and consultants for services rendered to the Company (or any parent or subsidiary) in the form of stock options, stock awards, restricted stock awards (“RSA”), restricted stock units (“RSU”), stock appreciation rights, dividend equivalents and performance awards, or any combination thereof. A total of 12.2 million shares were reserved for issuance under the 2022 EIP as of June 30, 2023.

The 2022 EIP provides for option grants designated as either incentive stock options or non-statutory options. Options have been granted with an exercise price not less than the value of the common stock on the grant date and generally have a term of ten years from the date of grant and vest over a four-year period. The vesting criteria for RSUs has historically been the passage of time or meeting certain performance-based objectives, and continued service through the vesting period over three or four years for time-based awards or three years for performance-based awards.

As of June 30, 2023, there were approximately 4.2 million shares reserved for future grants under the 2022 EIP.

Employee Stock Purchase Plans

In connection with the Separation and on October 1, 2022, the Company adopted the Xperi Inc. 2022 Employee Stock Purchase Plan (the “2022 ESPP”). The 2022 ESPP is implemented through consecutive overlapping 24-month offering periods, each of which is comprised of four purchase periods that are generally six months in length. The first offering period commenced on December 1, 2022 and will end on November 30, 2024. Each subsequent offering period under the 2022 ESPP will be 24 months long and will commence on each December 1 and June 1 during the term of the plan. Participants may contribute up to 100% of their after tax base earnings and commissions through payroll deductions up to the limit imposed by the Internal Revenue Service (”IRS”), and the accumulated deductions will be applied to the purchase of shares on each semi-annual purchase date. The purchase price per share will equal 85% of the fair market value per share on the start date of the offering period or, if lower, 85% of the fair market value per share on the semi-annual purchase date.

An eligible employee’s right to buy the Company’s common stock under the 2022 ESPP may not accrue at a rate in excess of the $25,000 limit imposed by the IRS on the fair market value of such shares per calendar year. If the fair market value per share of the Company’s common stock on any purchase date during an offering period is less than the fair market value per share on the start date of the 24-month offering period, then that offering period will automatically terminate and a new 24-month offering period will begin on the next business day. All participants in the terminated offering will be transferred to the new offering period.

On May 31, 2023, the Company issued 644,342 shares under the 2022 ESPP, net of shares withheld to satisfy withholding tax requirements for certain employees, for an aggregate net proceeds of $5.9 million.

The following table summarizes the valuation assumptions used in estimating the fair value of the 2022 ESPP for the offering period in effect using Black-Scholes option pricing model:

Six Months Ended June 30,
2023
Expected life (years)	0.5 — 2.0
Risk-free interest rate	4.33% — 5.44%
Dividend yield	—%
Expected volatility	44.11% — 51.19%

Stock Options

Stock option activity for the six months ended June 30, 2023 is as follows (in thousands, except per share amounts):

	Options Outstanding
	Number of Shares Subject to Options	Weighted Average Exercise Price Per Share
Balance at December 31, 2022	146	$25.48
Options exercised	—	$—
Options canceled / forfeited / expired	(26)	$21.43
Balance at June 30, 2023	120	$26.35

There were no stock options granted during the six months ended June 30, 2023 and 2022.

Restricted Stock Awards and Units

Information with respect to outstanding restricted stock awards and units (including both time-based vesting and performance-based vesting) as of June 30, 2023 is as follows (in thousands, except per share amounts):

	Restricted Stock and Restricted Stock Units
	Number of Shares Subject to Time- based Vesting	Number of Shares Subject to Performance- based Vesting	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2022	3,713	891	4,604	$20.35
Awards and units granted	2,960	718	3,678	$11.47
Awards and units vested / earned	(790)	—	(790)	$20.33
Awards and units canceled / forfeited	(147)	—	(147)	$16.59
Balance at June 30, 2023	5,736	1,609	7,345	$15.98

Performance-Based Awards

From time to time, the Company may grant performance-based restricted stock units (“PSU”) to senior executives, certain employees and consultants. The value and the vesting of such PSUs are generally linked to one or more performance goals or certain market conditions determined by the Company, in each case on a specified date or dates or over any period or periods determined by the Company, and may range from zero to 200% of the grant. For PSUs subject to a market condition, the fair value per award is fixed at the grant date and the amount of compensation expense is not adjusted during the performance period regardless of changes in the level of achievement of the market condition.

During the second quarter of 2023, in accordance with the Employee Matters Agreement executed by the Company and the Former Parent in connection with the Separation, the Company modified certain vesting conditions related to market-based PSUs granted in 2022, resulting in a total incremental compensation expense of $2.9 million, which will be recognized over the remaining requisite service period through 2025. For the three months ended June 30, 2023, the incremental compensation expense of this modification was $0.3 million.

The following assumptions were used to value the market-based PSUs granted during the period:

Six Months Ended June 30,
2023
Expected life (years)	2.8
Risk-free interest rate	4.54%
Dividend yield	—%
Expected volatility	49.02%

Stock-Based Compensation

Prior to the Separation, the stock-based compensation expense was only based on the expense for employees specifically identifiable to Xperi. Consequently, the amounts presented are not necessarily indicative of future awards and do not necessarily reflect the costs that the Company would have incurred as an independent company.

The effect of recording stock-based compensation expense for the three and six months ended June 30, 2023 and 2022 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue, excluding depreciation and amortization of intangible assets	$927	$773	$1,719	$1,398
Research and development	6,405	5,681	11,956	10,780
Selling, general and administrative	10,759	4,085	20,384	6,998
Total stock-based compensation expense	$18,091	$10,539	$34,059	$19,176

Stock-based compensation expense categorized by award type for the three and six months ended June 30, 2023 and 2022 is summarized in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Restricted stock awards and units	$16,706	$9,548	$31,686	$17,371
Employee stock purchase plan	1,385	991	2,373	1,805
Total stock-based compensation expense	$18,091	$10,539	$34,059	$19,176

In connection with the conversion of the Former Parent’s PSUs into PSUs with respect to Xperi common stock and Adeia common stock, the Company continued recognizing an incremental compensation expense of $1.4 million and $2.7 million for the three and six months ended June 30, 2023, respectively.

In addition, for the three and six months ended June 30, 2022, the Company recognized $2.0 million and $4.5 million of stock-based compensation expense in operating results, respectively, as part of the corporate and shared functional employees expenses allocation.

NOTE 12 – INCOME TAXES

For the three and six months ended June 30, 2023, the Company recorded an income tax expense of $5.1 million and $4.8 million on a pretax loss of $34.3 million and $67.5 million, respectively, which resulted in an effective tax rate of (14.9)% and (7.1)%, respectively. The income tax expense for the three and six months ended June 30, 2023 was primarily related to foreign withholding taxes, foreign income taxes, U.S. federal income taxes, and state income taxes.

For the three and six months ended June 30, 2022, the Company recorded an income tax expense of $8.4 million and $10.5 million on a pretax loss of $22.6 million and $51.0 million, respectively, which resulted in an effective tax rate of (37.2)% and (20.5)%, respectively. The income tax expense for the three months ended June 30, 2022 was primarily related to foreign withholding taxes, U.S. federal income taxes, and state income taxes; whereas for the six months ended June 30, 2022, it was primarily related to foreign withholding taxes and foreign income taxes.

As of June 30, 2023, gross unrecognized tax benefits of $19.3 million decreased by $0.1 million compared to December 31, 2022. Of the $19.3 million, $8.7 million would affect the effective tax rate, if recognized. The Company is unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease.

It is the Company’s policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company recognized an immaterial amount of interest and penalties related to unrecognized tax benefits for the three and six months ended June 30, 2023, and there was no interest and penalties recognized for the three and six months ended June 30, 2022. Accrued interest and penalties were $0.1 million as of June 30, 2023 and December 31, 2022.

As of June 30, 2023, the Company’s 2018 through 2023 tax years are generally open and subject to potential examination in one or more jurisdictions. In addition, in the United States, any net operating losses or credits that were generated in prior years but not yet fully utilized in a year that is closed under the statute of limitations may also be subject to examination.

On July 21, 2023, the U.S. Treasury Department issued Notice 2023-55 announcing temporary relief for taxpayers from certain provisions in the final foreign tax credit regulations released in 2022. The Company expects that the effect of this notice will be a net income tax benefit due to an increase in the Company’s foreign tax credits, partially offset by a decrease of its deductible withholding tax expense for the current year and for the year ended December 31, 2022.

NOTE 13 – LEASES

The Company leases office and research facilities, data centers and office equipment under operating leases with various expiration dates through 2030. Certain leases offer the option to renew for up to ten years and to terminate before the expiration date. Leases with an initial term of 12 months or less are not recorded on the balance sheets; expense for these leases is recognized on a straight-line basis over the lease term. Variable lease payments are expensed as incurred and are not included within the lease liability and right-of-use assets calculation.

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

As a result of consolidating our global real estate footprint and decisions to vacate and sublease certain offices following the Spin-Off, the Company recorded impairment charges of $1.1 million to reduce the carrying amount of certain operating lease right-of-use (“ROU”) assets and property and equipment, including leasehold improvements, during the six months ended June 30, 2023. The Company determined that it may not be able to fully recover the carrying amount of the leased offices due to a change in the manner in which the offices are being used, a significant decrease in the expected market price of the leased asset, and expected delays in subleasing the space based on the current real estate leasing market. The Company estimated the fair value using a discounted cash flows approach with assumptions such as expectations of cash flows from projected sublease income, occupancy estimates and its outlook for the local real estate market.

The components of operating lease costs were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Fixed lease cost (1)	$5,325	$4,901	$10,483	$9,924
Variable lease cost	1,457	1,418	2,944	2,483
Less: sublease income	(2,593)	(2,705)	(5,273)	(4,811)
Total operating lease cost	$4,189	$3,614	$8,154	$7,596

(1) Includes short-term leases expensed on a straight-line basis.

The following table presents supplemental cash flow information arising from lease transactions (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cash payments included in the measurement of operating lease liabilities	$5,000	$4,865	$10,208	$9,900
Operating ROU assets obtained in exchange for lease obligations	$4,013	$1,195	$4,013	$1,779

The weighted-average remaining term of the Company’s operating leases and the weighted-average discount rate used to measure the present value of the operating lease liabilities are as follows:

	June 30, 2023	December 31, 2022
Weighted-average remaining lease term (in years)	3.65	3.69
Weighted-average discount rate	5.2%	5.1%

Future minimum lease payments and related lease liabilities as of June 30, 2023 were as follows (in thousands):

Year Ending December 31:	Operating Lease Payments (1)	Sublease Income	Net Operating Lease Payments
2023 (remaining 6 months)	$8,782	$(3,867)	$4,915
2024	18,079	(7,849)	10,230
2025	16,442	(7,671)	8,771
2026	8,582	(1,055)	7,527
2027	3,818	—	3,818
Thereafter	3,405	—	3,405
Total lease payments	59,108	$(20,442)	$38,666
Less: imputed interest	(5,695)
Present value of operating lease liabilities	$53,413

Less: operating lease liabilities, current portion	(15,592)
Noncurrent operating lease liabilities	$37,821

(1) Future minimum lease payments exclude short-term leases as well as payments to landlords for variable common area maintenance, insurance and real estate taxes.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Purchase and Other Contractual Obligations

In the ordinary course of business, the Company enters into contractual agreements with third parties that include non-cancelable payment obligations, for which it is liable in future periods. These arrangements primarily include unconditional purchase obligations to service providers. As of June 30, 2023, the Company’s total future unconditional purchase obligations were approximately $84.1 million. Additionally, under certain other contractual arrangements, the Company may be obligated to pay up to $0.8 million, a majority of which is expected to be paid within the next year, if certain milestones are achieved.

Inventory Purchase Commitment

The Company uses contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate supply, the Company enters into agreements with its contract manufacturers that either allow them to procure inventory based on criteria as defined by the Company or that establish the parameters defining the Company’s requirements. A significant portion of the Company’s purchase commitments arising from these agreements consist of firm, non-cancelable and unconditional purchase commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule or adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of June 30, 2023, the Company had total purchase commitments for inventory of $2.7 million.

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

As permitted under Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company believes, given the absence of any such payments in the Company’s history, and the estimated low probability of such payments in the future, that the estimated fair value of these indemnification agreements is not material. In addition, the Company has directors’ and officers’ liability insurance coverage that is intended to reduce its financial exposure and may enable the Company to recover any payments under the indemnification agreements, should they occur.

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

NOTE 15 – RELATED PARTY TRANSACTIONS

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

Allocation of Corporate Expenses

Prior to Separation, the Condensed Consolidated Financial Statements included expenses for certain management and support functions which were provided on a centralized basis within the Former Parent, as described in Note 1—The Company and Basis of Presentation. These management and support functions include, but are not limited to, executive management, sales and marketing, finance, legal, information technology, employee benefits administration, stock-based compensation, treasury, risk management, procurement and other shared services. These allocations were made on a direct usage basis when identifiable, with the remainder allocated on a pro rata basis of billing, revenue, headcount or other measures of the Company and the Former Parent. For the three months ended June 30, 2022, the amount of these allocations from the Former Parent was $15.8 million, which included $1.1 million for depreciation expenses and $14.7 million for selling, general and administrative expenses. For the six months ended June 30, 2022, the amount of these allocations from the Former Parent was $30.7 million, which included $2.2 million for depreciation expenses and $28.5 million for selling, general and administrative expenses.

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

Net Investment by Former Parent

As a result of the Company consolidating its financial results, as described in Note 1, net investment by Former Parent in the Condensed Consolidated Balance Sheets and Statements of Equity was fully settled. As such, there was no balance in net Investment by Former Parent at December 31, 2022.

Prior to the Company consolidating its financial results, net investment by Former Parent in the historical Balance Sheets and Statements of Equity represented the Former Parent's historical investment in the Company, the net effect of transactions with and allocations from the Former Parent, and the Company’s accumulated deficit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to promote understanding of our results of operations and financial condition and should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with our audited financial statements and notes thereto for the year ended December 31, 2022 found in our Form 10-K filed by Xperi Inc. on March 3, 2023 (the “Form 10-K”).

This quarterly report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” “may,” “intends,” “targets” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements that relate to our future revenue, product development, demand, acceptance and market share, growth rate, competitiveness, gross margins, levels of research, development and other related costs, expenditures, the outcome or effects of and expenses related to litigation and administrative proceedings, tax expenses, cash flows, our management’s plans and objectives for our current and future operations, the levels of customer spending or research and development activities, general economic conditions, the impact of any acquisitions on our financial condition and results of operations, and the sufficiency of financial resources to support future operations and capital expenditures.

Although forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks, uncertainties, and changes in condition, significance, value and effect, including those discussed under the heading “Risk Factors” in our Form 10-K and other documents we file from time to time with the U.S. Securities and Exchange Commission (“SEC”), such as our quarterly reports on Form 10-Q and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report and are based on information currently and reasonably known to us. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report, other than as required by law. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Business Overview

In June 2020, Xperi Holding Corporation (“Xperi Holding”, “Adeia,” or the “Former Parent”) announced plans to separate into two independent publicly-traded companies (the “Separation”), one comprising its intellectual property (“IP”) licensing business and one comprising its product business (“Xperi Product”). On October 1, 2022, the Former Parent completed the Separation (the “Spin-Off”) through a pro-rata distribution (the "Distribution") of all of the outstanding common stock of its product-related business (“Xperi,” “we,” “our,” or the “Company”) to the stockholders of record of Xperi Holding as of the close of business on September 21, 2022, the record date (the “Record Date”) for the Distribution. Each Xperi Holding stockholder of record received four shares of Xperi common stock, $0.001 par value, for every ten shares of Xperi Holding common stock, $0.001 par value, held by such stockholder as of the close of business on the Record Date. As a result of the Distribution, Xperi became an independent, publicly-traded company and its common stock is listed under the symbol “XPER” on the New York Stock Exchange (“NYSE”). In connection with the Separation and the Distribution, our Former Parent was renamed and continues as Adeia Inc. and also changed its stock symbol to “ADEA” on the Nasdaq Global Select Market.

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

Basis of Presentation

Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and the applicable rules and regulations of the SEC.

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

For a detailed discussion of the basis of presentation, refer to Note 1—The Company and Basis of Presentation of the Notes to the Condensed Consolidated Financial Statements.

Results of Operations

The following table presents our historical operating results for the periods indicated as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	100%	100%	100%	100%
Operating expenses:
Cost of revenue, excluding depreciation and amortization of intangible assets	25	21	23	22
Research and development	44	41	43	41
Selling, general and administrative	44	40	45	41
Depreciation expense	3	4	3	4
Amortization expense	12	12	12	12
Impairment of long-lived assets	—	—	1	—
Total operating expenses	128	118	127	121
Operating loss	(28)	(18)	(27)	(21)
Other income (expense), net	1	—	—	—
Loss before taxes	(27)	(18)	(27)	(21)
Provision for income taxes	4	7	2	4
Net loss	(31)%	(25)%	(29)%	(25)%

Comparison of the Three and Six Months Ended June 30, 2023 and 2022

Revenue

We derive the majority of our revenue from licensing our technology and solutions to customers. For our revenue recognition policy including descriptions of revenue-generating activities, refer to Note 3—Revenue of the Notes to Condensed Consolidated Financial Statements.

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Revenue	$126,872	$126,203	$669	1%

The $0.7 million, or 1% increase in revenue for the three months ended June 30, 2023, compared to the same period in the prior year, was primarily attributable to an increase in Media Platform revenue driven by growth in monetization and contribution from Vewd, which was acquired in July 2022, and an increase in Connected Car revenue as the result of continued growth from HD Radio, and the DTS AutoSense and DTS AutoStage solutions. These increases were partially offset by a decline in Consumer Electronics revenue primarily due to the settlement of a contract dispute with a mobile imaging customer executed in the second quarter of 2022, and overall declines in Pay TV, as declines in legacy guide and DVR platform revenue were somewhat offset by increases in IPTV solutions.

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Revenue	$253,711	$245,092	$8,619	4%

The $8.6 million, or 4% increase in revenue for the six months ended June 30, 2023, compared to the same period in the prior year, was primarily attributable to an increase in Media Platform revenue driven by growth in monetization and contribution from Vewd, which was acquired in July 2022, an increase in Connected Car revenue as the result of continued growth from HD Radio, and the DTS AutoSense and DTS AutoStage solutions, and an increase in Consumer Electronics revenue primarily due to new and renewed minimum guarantee contracts executed during the six months ended June 30, 2023 that more than offset the impact from the aforementioned settlement executed in the second quarter of 2022. These increases were partially offset by overall declines in Pay TV, as declines in legacy guide and DVR platform revenue were somewhat offset by increases in IPTV solutions.

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

Cost of revenue, excluding depreciation and amortization of intangible assets, for the three months ended June 30, 2023 was $30.9 million, as compared to $26.9 million for the three months ended June 30, 2022, an increase of $4.0 million primarily attributable to higher costs incurred in connection with advertising revenue in the second quarter of 2023.

Cost of revenue, excluding depreciation and amortization of intangible assets, for the six months ended June 30, 2023 was $58.6 million, as compared to $54.3 million for the six months ended June 30, 2022, an increase of $4.3 million primarily attributable to higher costs incurred in connection with advertising revenue in the second quarter of 2023.

Research and Development

Research, development and other related costs (“R&D expense”) are comprised primarily of employee-related costs, stock-based compensation expense, engineering consulting expenses associated with new product and technology development, product commercialization, quality assurance and testing costs, as well as costs related to patent applications and examinations, materials, supplies, and an allocation of facilities costs. All research, development and other related costs are expensed as incurred.

R&D expense for the three months ended June 30, 2023 was $55.7 million, as compared to $51.4 million for the three months ended June 30, 2022, an increase of $4.3 million. The increase was primarily due to employees hired in connection with the Vewd Acquisition in July 2022, as well as increased stock-based compensation expense in the second quarter of 2023.

R&D expense for the six months ended June 30, 2023 was $110.6 million, as compared to $101.6 million for the six months ended June 30, 2022, an increase of $9.0 million. The increase was primarily due to employees hired in connection with the Vewd Acquisition in July 2022, increased stock-based compensation expense, as well as increases in travel and outside services related expenses in the six months ended June 30, 2023.

Selling, General and Administrative

Selling expenses consist primarily of compensation and related costs (including stock-based compensation expense) for sales and marketing personnel engaged in sales and licensee support, marketing programs, public relations, promotional materials, travel, and trade show expenses. General and administrative expenses consist primarily of compensation and related costs (including stock-based compensation expense) for general management, information technology, finance personnel, legal fees and expenses, facilities costs, and professional services. Our general and administrative expenses, other than facilities-related expenses, are not allocated to other expense line items.

Selling, general and administrative expenses for the three months ended June 30, 2023, were $56.5 million, as compared to $50.3 million for the three months ended June 30, 2022, an increase of $6.2 million. The increase was primarily due to an increase in stock-based compensation, and secondarily due to an increase in facilities and insurance expense in the second quarter of 2023, partially offset by a decrease in personnel cost driven by a one-time fringe benefit adjustment.

Selling, general and administrative expenses for the six months ended June 30, 2023, were $114.3 million, as compared to $100.2 million for the six months ended June 30, 2022, an increase of $14.1 million. The increase was primarily due to an increase in stock-based compensation, and secondarily due to increases in travel, facilities, and insurance related expenses in the first six months of 2023.

Depreciation Expense

Depreciation expense for the three months ended June 30, 2023 was $4.2 million, as compared to $5.1 million for the three months ended June 30, 2022, a decrease of $0.9 million. The decrease was primarily due to certain fixed assets becoming fully depreciated during 2022.

Depreciation expense for the six months ended June 30, 2023 was $8.3 million, as compared to $10.7 million for the six months ended June 30, 2022, a decrease of $2.4 million. The decrease was primarily due to certain fixed assets becoming fully depreciated during 2022.

Amortization Expense

Amortization expense for the three and six months ended June 30, 2023 were $14.8 million and $29.6 million, respectively, and remains consistent as compared to the same periods in 2022.

As a result of previous mergers and acquisitions, we anticipate that amortization expenses will continue to be a significant expense over the next several years. See Note 8—Intangible Assets, Net of the Notes to Condensed Consolidated Financial Statements for additional detail.

Stock-based Compensation

The following table sets forth our stock-based compensation expense for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue, excluding depreciation and amortization of intangible assets	$927	$773	$1,719	$1,398
Research and development	6,405	5,681	11,956	10,780
Selling, general and administrative	10,759	4,085	20,384	6,998
Total stock-based compensation expense	$18,091	$10,539	$34,059	$19,176

Stock-based compensation awards include restricted stock awards and units, employee stock plan purchases and employee stock options. The increases in stock-based compensation expense for the three and six months ended June 30, 2023, when compared to the corresponding periods in 2022, were primarily a result of granting restricted stock awards and units to an increased number of employees resulting from the Vewd Acquisition and certain insourcing activity, and secondarily due to incremental compensation cost recognized from the conversion of employee equity awards in connection with the Spin-Off. In addition, for the three and six months ended June 30, 2022, we recognized $2.0 million and $4.5 million of stock-based compensation expense in operating results as part of the corporate and shared functional employees expenses allocation.

Impairment of Long-Lived Assets

As a result of consolidating our global real estate footprint and decisions to vacate and sublease certain offices following the Spin-Off, we recorded non-cash impairment charges of $1.1 million to reduce the carrying amount of certain operating lease right-of-use (“ROU”) assets and property and equipment, including leasehold improvements, during the six months ended June 30, 2023. We determined that we may not be able to fully recover the carrying amount of the leased offices due to a change in the manner in which the offices are being used, a significant decrease in the expected market price of the leased asset, and expected delays in subleasing the space based on the current real estate leasing market.

We may record additional impairment charges related to operating lease ROU assets in the remainder of 2023 based on current plans to reduce our real estate footprint.

We did not record any asset impairment charge for the three and six months ended June 30, 2022.

Other Income (Expense), Net

Other income, net, for three and six months ended June 30, 2023 was $0.9 million and $1.3 million, respectively, as compared to other expense, net, of $0.3 million and other income, net, of $0.2 million for the three and six months ended June 30, 2022, respectively. Other income, net, was higher in 2023 principally due to an increase in interest income from significant financing components from revenue contracts executed in the first six months of 2023 and gains recognized on derivatives not designated as hedge instruments, partially offset by the interest expense on debt incurred in connection with the Vewd Acquisition discussed below in Liquidity and Capital Resources.

Provision for Income Taxes

For the three and six months ended June 30, 2023, we recorded an income tax expense of $5.1 million and $4.8 million on a pretax loss of $34.3 million and $67.5 million, respectively, which resulted in an effective tax rate of (14.9)% and (7.1)%, respectively. The income tax expense for the three and six months ended June 30, 2023 was primarily related to foreign withholding taxes, foreign income taxes, U.S. federal income taxes, and state income taxes.

For the three and six months ended June 30, 2022, we recorded an income tax expense of $8.4 million and $10.5 million on a pretax loss of $22.6 million and $51.0 million, respectively, which resulted in an effective tax rate of (37.2)% and (20.5)%, respectively. The income tax expense for the three months ended June 30, 2022 was primarily related to foreign withholding taxes, U.S. federal income taxes, and state income taxes; whereas for the six months ended June 30, 2022, it was primarily related to foreign withholding taxes and foreign income taxes.

Our income tax expense for the three and six months ended June 30, 2022 was calculated on a separate return basis as if we would file our tax return for the full twelve months of 2022. However, activities for periods prior to the October 1, 2022 Separation Date are generally reported on U.S. income tax returns filed by our Former Parent. Because of this, income tax expense presented in the Condensed Consolidated Statements of Operations for periods prior to the Separation is not necessarily representative of the taxes that may arise in the future when we file our income tax returns independent from the Former Parent’s returns. In the future, under the Tax Matters Agreement, our Former Parent may utilize certain of our tax attributes generated during pre-Separation periods to reduce its tax liability for tax years ended December 31, 2022 and earlier. If our Former Parent should use such attributes, this would require an adjustment to our tax accounts.

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

	As of
(in thousands, except for ratios)	June 30, 2023	December 31, 2022
Cash and cash equivalents	$112,159	$160,127
Current ratio	2.3	2.2

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(44,629)	$(22,254)
Net cash used in investing activities	$(6,199)	$(7,223)
Net cash provided by financing activities	$2,723	$44,131

Our primary liquidity and capital resources are our cash on hand, including cash provided by our Former Parent prior to the Separation. Cash and cash equivalents were $112.2 million at June 30, 2023, a decrease of $47.9 million from $160.1 million at December 31, 2022. This decrease resulted primarily from cash used in operations of $44.6 million, $6.1 million of capital expenditures, and $3.2 million in payment of withholding taxes on net share settlement of restricted stock units, offset by $5.9 million in proceeds from the issuance of common stock under our employee stock purchase program (“ESPP”).

For information about our material cash requirements, see “Liquidity and Capital Resources” in Part II, Item 7 of our Form 10-K. Our cash requirements have not changed materially since December 31, 2022.

Cash Flows from Operating Activities

Net cash used in operating activities was $44.6 million for the six months ended June 30, 2023, primarily due to our net loss of $72.3 million and $44.6 million of changes in operating assets and liabilities, partially offset by non-cash items such as depreciation expense of $8.3 million, amortization of intangible assets of $29.6 million, stock-based compensation expense of $34.1 million, an asset impairment charge of $1.1 million, and change in deferred income taxes of $0.7 million.

Net cash used in operating activities was $22.3 million for the six months ended June 30, 2022, primarily due to our net loss of $61.5 million and $21.2 million of changes in operating assets and liabilities, partially offset by non-cash items such as depreciation expense of $10.7 million, amortization of intangible assets of $29.6 million, and stock-based compensation expense of $19.2 million.

Cash Flows from Investing Activities

Net cash used in investing activities was $6.2 million and $7.2 million for the six months ended June 30, 2023 and 2022, respectively, which was primarily related to capital expenditures.

Capital Expenditures

Our capital expenditures for property, plant, and equipment consist primarily of purchases of computer hardware and software, information systems, production and test equipment. We expect capital expenditures in 2023 to be approximately $15.0 million. These expenditures are expected to be financed with existing cash and cash equivalents. There can be no assurance that current expectations will be realized and plans are subject to change upon further review of our capital expenditure needs.

Cash Flows from Financing Activities

Net cash provided by financing activities was $2.7 million for the six months ended June 30, 2023, primarily due to $5.9 million in proceeds from the issuance of common stock under our ESPP, partially offset by the payment of $3.2 million in withholding taxes related to net share settlement of restricted stock units.

Net cash provided by financing activities was $44.1 million for the six months ended June 30, 2022 due to net transfers from the Former Parent.

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

At June 30, 2023, $50.0 million was outstanding under the Promissory Note with an annual interest rate of 6.0%. Interest is payable quarterly. Under the Promissory Note, we are obligated to make a balloon principal payment of $50.0 million in July 2025.

Following the Separation from our Former Parent, our capital structure and sources of liquidity changed significantly. We no longer participate in cash management and funding arrangements facilitated by the Former Parent. At the time of the Spin-Off, our Former Parent capitalized us such that we carried an amount of cash and cash equivalents of over $180.0 million.

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

We plan to supplement this short-term liquidity, if necessary, with access to capital markets. Our access to capital markets may be constrained and our cost of borrowing may increase under certain business and market conditions, and our liquidity is subject to various risks including the risks identified in “Risk Factors” included in Item 1A of the Form 10-K.

Critical Accounting Estimates

During the six months ended June 30, 2023, there were no significant changes in our critical accounting estimates. See Note 2—Summary of Significant Accounting Policies of Notes to the Condensed Consolidated Financial Statements for additional detail. For a discussion of our critical accounting estimates, see Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.

Recent Accounting Pronouncements

See Note 2—Summary of Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of our market risk, see Part II, Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the Form 10-K.

Item 4. Controls and Procedures

Attached as exhibits to this Quarterly Report are certifications of Xperi’s Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Exchange Act. This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications and it should be read in conjunction with the certifications, for a more complete understanding of the topics presented.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the “evaluation date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the evaluation date that our disclosure controls and procedures were effective to provide reasonable assurance that the information relating to Xperi, including our subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to Xperi’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the last fiscal quarter covered by this Quarterly Report that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

There were no material changes to the risk factors previously disclosed in Part 1, Item 1A. of our Form 10-K, which is incorporated by reference herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Exhibit Title

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

Dated: August 11, 2023

XPERI INC.

By:	/s/ Robert Andersen
Robert Andersen Chief Financial Officer