Form 10-Q
period 2023-09-30
Xperi Inc.
filed 2023-11-13
CIK 1788999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares outstanding of the registrant’s common stock as of November 3, 2023 was 43,465,834.

XPERI INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

XPERI INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$130,390	$121,637	$384,101	$366,728
Operating expenses:
Cost of revenue, excluding depreciation and amortization of intangible assets	26,413	31,403	85,061	85,689
Research and development	56,436	57,070	166,993	158,641
Selling, general and administrative	59,620	56,702	173,893	156,894
Depreciation expense	4,248	4,990	12,543	15,697
Amortization expense	14,724	16,613	44,349	46,166
Goodwill impairment	—	354,000	—	354,000
Impairment of long-lived assets	—	—	1,096	—
Total operating expenses	161,441	520,778	483,935	817,087
Operating loss	(31,051)	(399,141)	(99,834)	(450,359)
Other expense, net	(1,336)	(527)	(60)	(301)
Loss before taxes	(32,387)	(399,668)	(99,894)	(450,660)
Provision for income taxes	9,685	2,024	14,481	12,500
Net loss	(42,072)	(401,692)	(114,375)	(463,160)
Less: net loss attributable to noncontrolling interest	(646)	(890)	(2,554)	(2,706)
Net loss attributable to the Company	$(41,426)	$(400,802)	$(111,821)	$(460,454)
Net loss per share attributable to the Company - basic and diluted	$(0.96)	$(9.54)	$(2.61)	$(10.96)
Weighted-average number of shares used in net loss per share calculations - basic and diluted	43,316	42,024	42,774	42,024

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(42,072)	$(401,692)	$(114,375)	$(463,160)
Other comprehensive loss:
Change in foreign currency translation adjustment	(46)	(914)	46	(4,363)
Unrealized loss on cash flow hedges	(2,273)	—	(1,420)	—
Comprehensive loss	(44,391)	(402,606)	(115,749)	(467,523)
Less: comprehensive loss attributable to noncontrolling interest	(646)	(890)	(2,554)	(2,706)
Comprehensive loss attributable to the Company	$(43,745)	$(401,716)	$(113,195)	$(464,817)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$131,530	$160,127
Accounts receivable, net	64,171	64,712
Unbilled contracts receivable, net	61,148	65,251
Prepaid expenses and other current assets	38,946	42,174
Total current assets	295,795	332,264
Unbilled contracts receivable, noncurrent	21,926	4,289
Property and equipment, net	44,600	47,827
Operating lease right-of-use assets	43,969	52,901
Intangible assets, net	220,356	264,376
Deferred tax assets	2,465	2,096
Other noncurrent assets	35,122	33,158
Total assets	$664,233	$736,911
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$15,575	$14,864
Accrued liabilities	109,924	110,014
Deferred revenue	25,979	25,363
Total current liabilities	151,478	150,241
Long-term debt	50,000	50,000
Deferred revenue, noncurrent	19,050	19,129
Operating lease liabilities, noncurrent	34,497	42,666
Deferred tax liabilities	12,246	12,899
Other noncurrent liabilities	10,507	12,990
Total liabilities	277,778	287,925
Commitments and contingencies (Note 14)
Equity:
Preferred stock: $0.001 par value; 6,000 shares authorized as of September 30, 2023 and December 31, 2022; no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock: $0.001 par value; 140,000 shares authorized as of September 30, 2023 and December 31, 2022; 43,387 and 42,066 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	43	42
Additional paid-in capital	1,189,289	1,136,330
Accumulated other comprehensive loss	(5,493)	(4,119)
Accumulated deficit	(780,656)	(668,835)
Total Company stockholders’ equity	403,183	463,418
Noncontrolling interest	(16,728)	(14,432)
Total equity	386,455	448,986
Total liabilities and equity	$664,233	$736,911

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(114,375)	$(463,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	12,543	15,697
Amortization of intangible assets	44,349	46,166
Stock-based compensation expense	51,681	29,761
Goodwill impairment	—	354,000
Impairment of long-lived assets	1,096	—
Deferred income taxes	(1,022)	(451)
Other	(162)	(146)
Changes in operating assets and liabilities:
Accounts receivable	188	18,990
Unbilled contracts receivable	(13,556)	623
Prepaid expenses and other assets	1,264	(14,884)
Accounts payable	87	10,504
Accrued and other liabilities	(3,229)	(824)
Deferred revenue	537	(7,609)
Net cash used in operating activities	(20,599)	(11,333)
Cash flows from investing activities:
Purchases of property and equipment	(9,432)	(10,514)
Purchases of intangible assets	(149)	(110)
Net cash paid for acquisition	—	(50,473)
Net cash used in investing activities	(9,581)	(61,097)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	5,850	—
Withholding taxes related to net share settlement of equity awards	(4,313)	—
Net proceeds from Former Parent capital contributions	—	83,235
Net transfers from Former Parent	—	52,802
Net cash provided by financing activities	1,537	136,037
Effect of exchange rate changes on cash and cash equivalents	46	(4,184)
Net (decrease) increase in cash and cash equivalents	(28,597)	59,423
Cash and cash equivalents at beginning of period	160,127	120,695
Cash and cash equivalents at end of period	$131,530	$180,118
Supplemental disclosure of cash flow information:
Interest paid	$2,244	$—
Income taxes paid, net of refunds	$15,504	$9,460
Debt issued in connection with acquisition	$—	$50,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

(unaudited)

Three Months Ended September 30, 2023	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Interest	Equity
Balances at July 1, 2023	43,213	$43	$1,173,100	$(3,174)	$(739,230)	$(16,329)	$414,410
Change in ownership interest of the Company			(247)			247	—
Vesting of restricted stock units, net of tax withholding	174	—	(1,186)	—	—	—	(1,186)
Stock-based compensation	—	—	17,622	—	—	—	17,622
Foreign currency translation adjustment	—	—	—	(46)	—	—	(46)
Unrealized loss on cash flow hedges	—	—	—	(2,273)	—	—	(2,273)
Net loss	—	—	—	—	(41,426)	(646)	(42,072)
Balances at September 30, 2023	43,387	$43	$1,189,289	$(5,493)	$(780,656)	$(16,728)	$386,455

Nine Months Ended September 30, 2023	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Capital	Loss	Deficit	Interest	Total Equity
Balances at January 1, 2023	42,066	$42	$1,136,330	$(4,119)	$(668,835)	$(14,432)	$448,986
Change in ownership interest of the Company	—	—	(258)	—	—	258	—
Vesting of restricted stock units, net of tax withholding	677	—	(4,313)	—	—	—	(4,313)
Issuance of common stock under employee stock purchase plan	644	1	5,849	—	—	—	5,850
Stock-based compensation	—	—	51,681	—	—	—	51,681
Foreign currency translation adjustment	—	—	—	46	—	—	46
Unrealized gain on cash flow hedges	—	—	—	(1,420)	—	—	(1,420)
Net loss	—	—	—	—	(111,821)	(2,554)	(114,375)
Balances at September 30, 2023	43,387	$43	$1,189,289	$(5,493)	$(780,656)	$(16,728)	$386,455

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

(unaudited)

Three Months Ended September 30, 2022	Common Stock		Additional Paid-In	Net Investment by Former	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Parent	Loss	Deficit	Interest	Equity
Balances at July 1, 2022	—	$—	$—	$1,029,487	$(4,125)	$—	$(11,015)	$1,014,347
Change in ownership interest of the Company	—	—	—	—	—	—	(1,427)	(1,427)
Issuance of common stock and reclassification of net transfers from Former Parent	42,024	42	1,038,062	(1,038,104)	—	—	—	—
Net capital contributions from Former Parent	—	—	83,235	—	—	—	—	83,235
Net transfers from Former Parent	—	—	—	37,614	—	—	—	37,614
Foreign currency translation adjustment	—	—	—	—	(914)	—	—	(914)
Net loss	—	—	—	(28,997)	—	(371,805)	(890)	(401,692)
Balances at September 30, 2022	42,024	$42	$1,121,297	$—	$(5,039)	$(371,805)	$(13,332)	$731,163

Nine Months Ended September 30, 2022	Common Stock		Additional Paid-In	Net Parent Company	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Investment	Loss	Deficit	Interest	Equity
Balances at January 1, 2022	—	$—	$—	$1,025,838	$(676)	$—	$(9,205)	$1,015,957
Change in ownership interest of the Company	—	—	—	—	—	—	(1,421)	(1,421)
Issuance of common stock and reclassification of net transfers from Former Parent	42,024	42	1,038,062	(1,038,104)	—	—	—	—
Net capital contributions from Former Parent	—	—	83,235	—	—	—	—	83,235
Net transfers from Former Parent	—	—	—	100,915	—	—	—	100,915
Foreign currency translation adjustment	—	—	—	—	(4,363)	—	—	(4,363)
Net loss	—	—	—	(88,649)	—	(371,805)	(2,706)	(463,160)
Balances at September 30, 2022	42,024	$42	$1,121,297	$—	$(5,039)	$(371,805)	$(13,332)	$731,163

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

Description of Business

Xperi is a leading consumer and entertainment technology company. The Company believes it creates extraordinary experiences at home and on the go for millions of consumers around the world, elevating content and how audiences connect with it in a way that is more intelligent, immersive and personal. Powering smart devices, connected cars, entertainment experiences and more, the Company has created a unified ecosystem that reaches highly engaged consumers, uncovering significant new business opportunities, now and in the future. The Company’s technologies are integrated into consumer devices and media platforms worldwide, driving increased value for partners, customers and consumers. The Company currently operates in one reportable business segment and segregates its revenue into four categories based on the markets served: Pay-TV, Consumer Electronics, Connected Car and Media Platform.

Unaudited Interim Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) in the United States and the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. The amounts as of December 31, 2022 have been derived from the Company’s annual audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 6, 2023 (the “Form 10-K”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which consist of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended December 31, 2022, included in the Form 10-K.

The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023 or any future period and the Company makes no representations related thereto.

In the Condensed Consolidated Balance Sheet as of December 31, 2022 included in this Form 10-Q filing, the Company has revised the long-term deferred tax liabilities and other long-term liabilities line items to correct an immaterial error in the classification of unrecognized tax benefits. The adjustment results in a $7.7 million decrease of long-term deferred tax liabilities and an increase in other long-term liabilities. The revision has no impact on total long-term liabilities as of December 31, 2022. In relation to this adjustment, the Company will revise its Consolidated Statement of Cash Flows for the year ended December 31, 2022 to decrease deferred income tax and increase accrued and other liabilities within the changes in operating assets and liabilities section by $7.7 million, with no changes to net cash flows from operating activities for 2022.

The Company determined that the error was not material to any of its prior annual and interim period financial statements, and correcting it had no impact on the condensed consolidated financial statements for the three and nine months ended September 30, 2023.

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

The Condensed Consolidated Balance Sheets of Xperi and its subsidiaries for the pre-Transfer periods include Former Parent’s assets and liabilities that are specifically identifiable or otherwise attributable to the Company. In the fourth quarter of 2018, the Company funded a new subsidiary, Perceive Corporation (“Perceive”), which was created to focus on delivering edge inference solutions. As of September 30, 2023, the Company owned approximately 77% of the outstanding equity interest of Perceive. The operating results of Perceive have been included in the Company’s condensed consolidated financial statements since the fourth quarter of 2018.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in the Company’s significant accounting policies during the nine months ended September 30, 2023, as compared to the significant accounting policies described in the Form 10-K.

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

There were no individually significant customers accounting for 10% or more of total revenue for the three and nine months ended September 30, 2023 and 2022. As of September 30, 2023 and December 31, 2022, no single customer represented 10% or more of the Company's net balance of accounts receivable.

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

Some of the Company’s contracts with customers contain multiple performance obligations. For these contracts, the individual performance obligations are separately accounted for if they are distinct. In an arrangement with multiple performance obligations, the transaction price is allocated among the separate performance obligations on a relative stand-alone selling price basis. The determination of stand-alone selling price considers market conditions, the size and scope of the contract, customer and geographic information, and other factors. When observable prices are not available, stand-alone selling price for separate performance obligations is generally based on the cost-plus-margin approach, considering overall pricing objectives.

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

Description of Revenue-Generating Activities

The Company derives the majority of its revenue from licensing its technologies and solutions to customers within the Pay-TV, Consumer Electronics, Connected Car and Media Platform product categories. Refer to Part I, Item 1 of the Form 10-K for detailed information regarding these product categories.

Pay-TV

Customers within the Pay-TV category are primarily multi-channel video service providers, consumer electronics (“CE”) manufacturers, and end consumers. Revenue in this category is primarily derived from licensing the Company’s Pay-TV solutions, including Electronic Program Guides, TiVo internet protocol television (“IPTV”) Solutions, Personalized Content Discovery and enriched Metadata.

For these solutions, the Company provides on-going media or data delivery, either via on-premise licensed software, hosting or access to its platform. The Company generally receives fees on a per-subscriber per-month basis or as a monthly fee, and revenue is recognized during the month in which the solutions are provided to the customer. For most of the on-premise licensed software arrangements, substantially all functionality is obtained through the Company’s frequent updating of the technology, data and content. In these instances, the Company typically has a single performance obligation related to these ongoing activities in the underlying arrangement, and revenue is generally recognized over the period the solution is provided. Hosted solutions and access to our platform is considered a single performance obligation recognized over the period the solution is provided.

Consumer Electronics

The Company licenses its audio and imaging technologies to CE manufacturers or their supply chain partners.

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

Certain customers enter into fixed fee or minimum guarantee agreements, whereby customers pay a fixed fee for the right to incorporate the Company’s technology in the customer’s products over the license term. In arrangements with a minimum guarantee, the fixed fee component corresponds to a minimum number of units or dollars that the customer must produce or pay, with additional per-unit fees for any units or dollars exceeding the minimum. The Company generally recognizes the full fixed fee as revenue at the beginning of the license term when the customer has the right to use the technology and begins to benefit from the license, net of the effect of any significant financing components calculated using customer-specific, risk-adjusted lending rates, with the related interest income being recognized over time on an effective rate basis. For minimum guarantee agreements where the customer exceeds the minimum, the Company recognizes revenue relating to any additional per-unit fees in the periods it estimates the customer will exceed the minimum and adjusts the revenue based on actual usage once that is reported by the customer.

Connected Car

The Company licenses its digital radio solutions, automotive infotainment and related offerings, and driver and occupant monitoring systems to automotive manufacturers or their supply chain partners.

The Company generally recognizes royalty revenue from these licenses based on units shipped or manufactured, similar to the revenue recognition described above in “Consumer Electronics”. Certain customers may enter into fixed fee or minimum guarantee agreements, also similar to the revenue recognition described above in “Consumer Electronics”. Automotive infotainment and related revenue is generally recognized over time as the customer obtains access to the solutions and underlying data.

Media Platform

The Company generates revenue from advertising, TV viewership data, and licensing of the Vewd app framework and core middleware solutions.

Advertising revenue is generally recognized when the related advertisement is provided. TV viewership data revenue is generally recognized over time as the customer obtains the underlying data. License revenue for the Vewd solutions is generally recognized either on a per-unit royalty or a minimum guarantee or fixed fee basis, similar to as described in the “Consumer Electronics” section above.

Hardware Products, Services and Settlements/Recoveries

The Company sells hardware products, primarily to end consumers, within the Pay-TV, Media Platform and Consumer Electronics product categories. Hardware product revenue is generally recognized when the promised product is delivered.

The Company also generates non-recurring engineering (“NRE”) revenue within all of its product categories. The Company recognizes NRE revenue as progress toward completion is made, generally using an input method based on the ratio of costs incurred to date to total estimated costs of the project.

Revenue from each of advertising, NRE services, and hardware products was less than 10% of total revenue for all periods presented.

The Company actively monitors and enforces its technology licenses, including seeking appropriate compensation from customers that have under-reported royalties owed under a license agreement and from third parties that utilize the Company’s technologies without a license. As a result of these activities, the Company may, from time to time, recognize revenue from periodic compliance audits of licensees for underreporting royalties incurred in prior periods, or from legal judgments in a license dispute. These settlements and recoveries may cause revenue to be higher than expected during a particular reporting period and such settlements and recoveries may not occur in subsequent periods. The Company recognizes revenue from settlements and recoveries when a binding agreement has been executed or a revised royalty report has been received and the Company concludes collection is probable.

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

Disaggregation of Revenue

The Company’s revenue that is recognized over time consists primarily of per unit royalties, per-subscriber per-month or monthly license fees, single performance obligations satisfied over time, and NRE services. Revenue that is recognized at a point in time consists primarily of fixed fee or minimum guarantee contracts, hardware products, advertising and settlements/recoveries.

The following table summarizes revenue by timing of recognition (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Recognized over time	$104,827	$103,276	$303,911	$296,341
Recognized at a point in time	25,563	18,361	80,190	70,387
Total revenue	$130,390	$121,637	$384,101	$366,728

The following table summarizes revenue by product category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Pay-TV	$60,319	$58,378	$178,644	$182,903
Consumer Electronics	32,298	33,561	100,749	101,145
Connected Car	23,393	20,224	67,415	60,798
Media Platform	14,380	9,474	37,293	21,882
Total revenue	$130,390	$121,637	$384,101	$366,728

The following table summarizes revenue by geographic location (in thousands):

	Three Months Ended September 30,
	2023		2022
U.S.	$69,382	53%	$65,173	54%
Japan	22,622	17	13,801	11
China	6,813	5	12,713	11
Europe and Middle East	8,827	7	10,722	9
Latin America	8,646	7	5,310	4
Other	14,100	11	13,918	11
Total revenue	$130,390	100%	$121,637	100%

	Nine Months Ended September 30,
	2023		2022
U.S.	$203,674	53%	$203,253	55%
Japan	58,683	15	45,844	13
China	28,850	8	27,168	7
Europe and Middle East	27,409	7	29,458	8
Latin America	22,013	6	20,588	6
Other	43,472	11	40,417	11
Total revenue	$384,101	100%	$366,728	100%

A significant portion of the Company’s revenue is derived from licensees headquartered outside of the U.S., principally in Asia, Europe and the Middle East, and Latin America, and it is expected that this revenue will continue to account for a significant portion of total revenue in future periods.

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

Contract assets were recorded in the Condensed Consolidated Balance Sheets as follows (in thousands):

	September 30, 2023	December 31, 2022
Unbilled contracts receivable, net	$61,148	$65,251
Other current assets	504	848
Unbilled contracts receivable, noncurrent	21,926	4,289
Other noncurrent assets	719	978
Total contract assets	$84,297	$71,366

Contract Liabilities

Contract liabilities are mainly comprised of deferred revenue, which arises when cash payments are received, including amounts which are refundable, in advance of performance obligations being completed. Deferred revenue generally consists of prepaid licenses or other fees, amounts received related to NRE services to be performed in the future, and other offerings for which the Company is paid in advance while the promised good or service is transferred to the customer at a future date or over time. As of September 30, 2023 and December 31, 2022, the current and noncurrent balances of deferred revenue were $45.0 million and $44.5 million, respectively.

The following table presents additional revenue disclosures (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$4,003	$5,112	$16,269	$19,713
Performance obligations satisfied in previous periods (true ups, recoveries and settlements) (1)(2)	$1,499	$4,435	$214	$25,301

(1) True ups represent the differences between the Company’s quarterly estimates of per-unit royalty revenue and actual production/sales-based royalties reported by licensees in the following period. Recoveries represent corrections or revisions to previously reported per-unit royalties by licensees, generally resulting from the Company’s inquiries or compliance audits. Settlements represent resolutions of litigation or disputes during the period for past royalties owed.

(2) For the nine months ended September 30, 2022, the Company recorded revenue from both the settlement of a contract dispute with a large mobile imaging customer, and the execution of a long-term license agreement with the same large mobile imaging customer. The long-term license agreement was effective as of the expiration of the prior agreement, and the Company expected to record revenue from the license agreement in future periods.

Remaining Performance Obligations

Remaining revenue under contracts with performance obligations represents the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied or partially unsatisfied under certain of the Company’s fixed fee arrangements and engineering services contracts. As of September 30, 2023, the Company’s estimated remaining revenue under contracts with performance obligations was as follows (in thousands):

Year Ending December 31:	Amounts
2023 (remaining 3 months)	$22,110
2024	40,542
2025	19,799
2026	6,017
2027	2,111
Thereafter	1,953
Total	$92,532

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

The Company’s noncurrent unbilled contracts receivable is derived from multi-year fixed-fee or minimum-guarantee arrangements, primarily with large well-capitalized companies. These noncurrent unbilled contracts receivable are generally considered to be of high credit quality based on our past collection history and the nature of the customers.

The following table presents the activity in the allowance for credit losses for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023		2022
	Accounts Receivable	Unbilled Contracts Receivable	Accounts Receivable	Unbilled Contracts Receivable
Beginning balance	$2,212	$325	$1,805	$306
Provision for credit losses	166	66	99	7
Recoveries/charge-off	(121)	(176)	(133)	—
Ending balance	$2,257	$215	$1,771	$313

	Nine Months Ended September 30,
	2023		2022
	Accounts Receivable	Unbilled Contracts Receivable	Accounts Receivable	Unbilled Contracts Receivable
Beginning balance	$1,950	$369	$2,245	$480
Provision for credit losses	488	22	69	(167)
Recoveries/charge-off	(181)	(176)	(543)	—
Ending balance	$2,257	$215	$1,771	$313

NOTE 4 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Prepaid income tax	$1,758	$1,777
Prepaid expenses	19,572	20,001
Finished goods inventory	8,460	6,662
Other	9,156	13,734
Total	$38,946	$42,174

Property and equipment, net, consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Equipment, furniture and other	$87,120	$78,976
Building and improvements	18,331	18,331
Land	5,300	5,300
Leasehold improvements	16,497	17,038
Total property and equipment	127,248	119,645
Less: accumulated depreciation and amortization	(82,648)	(71,818)
Property and equipment, net	$44,600	$47,827

Accrued liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Employee compensation and benefits	$43,163	$53,546
Third-party royalties	9,885	7,620
Accrued expenses	22,439	22,928
Current portion of operating lease liabilities	15,421	17,195
Accrued income tax	4,196	4,926
Other	14,820	3,799
Total	$109,924	$110,014

Accumulated other comprehensive loss (“AOCL”) consisted of the following (in thousands):

	Three Months Ended September 30,
	2023			2022
	Unrealized Gains (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustment	Total	Foreign Currency Translation Adjustment	Total
Beginning balance	$759	$(3,933)	$(3,174)	$(4,125)	$(4,125)
Other comprehensive loss before reclassification	(1,919)	(46)	(1,965)	(914)	(914)
Amounts reclassified from accumulated other comprehensive loss into net loss	(354)	—	(354)	—	—
Net current period other comprehensive loss	(2,273)	(46)	(2,319)	(914)	(914)
Ending balance	$(1,514)	$(3,979)	$(5,493)	$(5,039)	$(5,039)

	Nine Months Ended September 30,
	2023			2022
	Unrealized Gains (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustment	Total	Foreign Currency Translation Adjustment	Total
Beginning balance	$(94)	$(4,025)	$(4,119)	$(676)	$(676)
Other comprehensive (loss) income before reclassification	(738)	46	(692)	(4,363)	(4,363)
Amounts reclassified from accumulated other comprehensive loss into net loss	(682)	—	(682)	—	—
Net current period other comprehensive (loss) income	(1,420)	46	(1,374)	(4,363)	(4,363)
Ending balance	$(1,514)	$(3,979)	$(5,493)	$(5,039)	$(5,039)

NOTE 5 – FINANCIAL INSTRUMENTS

Non-marketable Equity Securities

As of September 30, 2023 and December 31, 2022, other noncurrent assets included equity securities accounted for under the equity method with a carrying amount of $4.6 million and $4.4 million, respectively. No impairments to the carrying amount of the Company’s non-marketable equity securities were recognized in the three and nine months ended September 30, 2023 and 2022.

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

The notional and fair values of all derivative financial instruments were as follows (in thousands):

	September 30, 2023	December 31, 2022
Derivative instruments in cash flow hedges (foreign exchange contracts):
Liabilities
Accrued liabilities	$1,216	$94
Notional value held to buy U.S. dollars in exchange for other currencies	$1,094	$—
Notional value held to sell U.S. dollars in exchange for other currencies	$66,244	$52,197

Undesignated derivative instruments (foreign exchange contracts):
Liabilities
Accrued liabilities	$—	$41
Notional value held to sell U.S. dollars in exchange for other currencies	$—	$7,402

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

The gross amounts of the Company’s foreign currency forward contracts and the net amounts recorded in the Company’s Condensed Consolidated Balance Sheets were as follows (in thousands):

	September 30, 2023	December 31, 2022
Gross amount of recognized assets	$218	$—
Gross amount of recognized liabilities	(1,434)	(135)
Net amount presented in the Condensed Consolidated Balance Sheets	$(1,216)	$(135)

Cash Flow Hedges

The Company designates certain foreign currency forward contracts as hedging instruments pursuant to Accounting Standards Codification (“ASC”) No. 815—Derivatives and Hedging. The effective portion of the gain or loss on the derivatives are reported as a component of AOCL in stockholders’ equity and reclassified into earnings on the Condensed Consolidated Statements of Operations in the period upon which the hedged transactions are settled. For information on the unrealized gain or loss on the derivatives included in and reclassified out of the AOCL into Condensed Consolidated Statements of Operations, refer to Note 4—Composition of Certain Financial Statement Captions.

The following table summarizes the gains recognized upon settlement of the hedged transactions in the Condensed Consolidated Statement of Operations for three and nine months ended September 30, 2023 (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023
Research and development	$307	$721
Selling, general and administrative	80	143
Total	$387	$864

Undesignated Derivatives

For derivatives that are not designated as hedge instruments, they are measured and reported at fair value as a derivative asset or liability in the Condensed Consolidated Balance Sheets with their corresponding change in the fair value recognized as gains or losses in other income (expense), net, in the Condensed Consolidated Statements of Operations. For the three months ended September 30, 2023, losses recognized on the undesignated derivatives were $0.2 million. For the nine months ended September 30, 2023, gains recognized on the undesignated derivatives were $0.5 million.

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

Financial Instruments Not Recorded at Fair Value

The Company’s long-term debt is carried at historical cost and is measured at fair value on a quarterly basis for disclosure purposes. The carrying amounts and estimated fair values were as follows (in thousands):

	September 30, 2023		December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Unsecured Promissory Note	$50,000	$48,788	$50,000	$48,478

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

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
Revenue	$121,637	$373,057
Net loss attributable to the Company	$(394,691)	$(468,457)

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

Identified intangible assets consisted of the following (in thousands):

	September 30, 2023
	Average Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Acquired patents	3-10	$22,189	$(7,833)	$14,356
Existing technology / content database	5-10	241,135	(200,281)	40,854
Customer contracts and related relationships	3-9	502,391	(365,086)	137,305
Trademarks/trade name	4-10	39,613	(33,498)	6,115
Non-compete agreements	1-2	3,101	(2,775)	326
Total finite-lived intangible assets		808,429	(609,473)	198,956
Indefinite-lived intangible assets:
TiVo tradename/trademarks	N/A	21,400	—	21,400
Total intangible assets		$829,829	$(609,473)	$220,356

	December 31, 2022
	Average Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Acquired patents	3-10	$22,189	$(6,175)	$16,014
Existing technology / content database	5-10	240,894	(190,671)	50,223
Customer contracts and related relationships	3-9	502,188	(335,981)	166,207
Trademarks/trade name	4-10	39,613	(29,733)	9,880
Non-competition agreements	1-2	3,101	(2,449)	652
Total finite-lived intangible assets		807,985	(565,009)	242,976
Indefinite-lived intangible assets:
TiVo tradename/trademarks	N/A	21,400	—	21,400
Total intangible assets		$829,385	$(565,009)	$264,376

As of September 30, 2023, the estimated future amortization expense of total finite-lived intangible assets was as follows (in thousands):

Year Ending December 31:
2023 (remaining 3 months)	$13,401
2024	43,357
2025	34,810
2026	31,479
2027	30,636
Thereafter	45,273
Total future amortization	$198,956

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

As of September 30, 2023, $50.0 million in principal balance was outstanding. Interest expense on the Promissory Note was $0.7 million and $2.2 million for the three and nine months ended September 30, 2023, respectively.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amount):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to the Company - basic and diluted	$(41,426)	$(400,802)	$(111,821)	$(460,454)
Denominator:
Weighted-average number of shares used to compute net loss per share attributable to the Company - basic and diluted	43,316	42,024	42,774	42,024
Net loss per share attributable to the Company - basic and diluted	$(0.96)	$(9.54)	$(2.61)	$(10.96)

The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

Three and Nine Months Ended September 30,
2023
Options	119
Restricted stock awards and units	7,260
ESPP	430
Total	7,809

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

As of September 30, 2023, there were approximately 4.1 million shares reserved for future grants under the 2022 EIP.

Employee Stock Purchase Plans

In connection with the Separation and on October 1, 2022, the Company adopted the Xperi Inc. 2022 Employee Stock Purchase Plan (the “2022 ESPP”). The 2022 ESPP is implemented through consecutive overlapping 24-month offering periods, each of which is comprised of four purchase periods that are generally six months in length. Each offering period under the 2022 ESPP is 24 months long and commences on each December 1 and June 1 during the term of the plan. Participants may contribute up to 100% of their after tax base earnings and commissions through payroll deductions up to the limit imposed by the Internal Revenue Service (”IRS”), and the accumulated deductions will be applied to the purchase of shares on each semi-annual purchase date. The purchase price per share will equal 85% of the fair market value per share on the start date of the offering period or, if lower, 85% of the fair market value per share on the semi-annual purchase date.

An eligible employee’s right to buy the Company’s common stock under the 2022 ESPP may not accrue at a rate in excess of the $25,000 limit imposed by the IRS on the fair market value of such shares per calendar year. If the fair market value per share of the Company’s common stock on any purchase date during an offering period is less than the fair market value per share on the start date of the 24-month offering period, then that offering period will automatically terminate and a new 24

-month offering period will begin on the next business day. All participants in the terminated offering will be transferred to the new offering period.

On September 27, 2023, the 2022 ESPP was amended to reduce the length of the offering periods from 24 months to 12 months and reduce an employee’s maximum participant contribution from 100% to 15% of their after tax base earnings and commissions through payroll deductions. The amendment will take effect in the fourth quarter of 2023.

On May 31, 2023, the Company issued 644,342 shares under the 2022 ESPP, net of shares withheld to satisfy withholding tax requirements for certain employees, for an aggregate net proceeds of $5.9 million.

The following table summarizes the valuation assumptions used in estimating the fair value of the 2022 ESPP for the offering period in effect using Black-Scholes option pricing model:

Nine Months Ended September 30,
2023
Expected life (years)	0.5 — 2.0
Risk-free interest rate	4.33% — 5.44%
Dividend yield	—%
Expected volatility	44.11% — 51.19%

Stock Options

Stock option activity for the nine months ended September 30, 2023 is as follows (in thousands, except per share amounts):

	Number of Shares Subject to Options	Weighted Average Exercise Price Per Share
Balance at December 31, 2022	146	$25.48
Options exercised	—	$—
Options canceled / forfeited / expired	(27)	$21.42
Balance at September 30, 2023	119	$26.39

There were no stock options granted during the nine months ended September 30, 2023.

Restricted Stock Units

Information with respect to outstanding restricted stock units (including both time-based vesting and performance-based vesting) as of September 30, 2023 is as follows (in thousands, except per share amounts):

	Number of Shares Subject to Time- based Vesting	Number of Shares Subject to Performance- based Vesting	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2022	3,713	891	4,604	$20.35
Granted	3,137	1,008	4,145	$11.67
Vested / released	(1,058)	—	(1,058)	$19.47
Canceled / forfeited	(218)	(213)	(431)	$21.22
Balance at September 30, 2023	5,574	1,686	7,260	$15.47

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

During the second quarter of 2023, in accordance with the Employee Matters Agreement executed by the Company and the Former Parent in connection with the Separation, the Company modified certain vesting conditions related to market-based PSUs granted in 2022, resulting in a total incremental compensation expense of $2.9 million, which will be recognized over the remaining requisite service period through April 2025.

The following assumptions were used to value the market-based PSUs granted during the period:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023
Expected life (years)	1.5	1.5 — 2.8
Risk-free interest rate	4.96%	4.54% — 4.96%
Dividend yield	—%	—%
Expected volatility	46.14%	46.14% — 49.02%

Stock-Based Compensation

Prior to the Separation, the stock-based compensation expense was only based on the expense for employees specifically identifiable to Xperi. Consequently, the amounts presented are not necessarily indicative of future awards and do not necessarily reflect the costs that the Company would have incurred as an independent company.

The effect of recording stock-based compensation expense for the three and nine months ended September 30, 2023 and 2022 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue, excluding depreciation and amortization of intangible assets	$806	$779	$2,525	$2,177
Research and development	6,584	5,515	18,540	16,295
Selling, general and administrative	10,232	4,291	30,616	11,289
Total stock-based compensation expense	$17,622	$10,585	$51,681	$29,761

Stock-based compensation expense categorized by award type for the three and nine months ended September 30, 2023 and 2022 is summarized in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Restricted stock awards and units	$16,294	$10,001	$47,980	$27,370
Employee stock purchase plan	1,328	584	3,701	2,391
Total stock-based compensation expense	$17,622	$10,585	$51,681	$29,761

In addition, for the three and nine months ended September 30, 2022, the Company recognized $2.4 million and $6.9 million of stock-based compensation expense in operating results, respectively, as part of the corporate and shared functional employees expenses allocation.

NOTE 12 – INCOME TAXES

For the three and nine months ended September 30, 2023, the Company recorded an income tax expense of $9.7 million and $14.5 million on a pretax loss of $32.4 million and $99.9 million, respectively, which resulted in an effective tax rate of (29.9)% and (14.5)%, respectively. The income tax expense for the three and nine months ended September 30, 2023 was primarily related to foreign withholding taxes, foreign income taxes, U.S. federal income taxes, and state income taxes.

For the three and nine months ended September 30, 2022, the Company recorded an income tax expense of $2.0 million and $12.5 million on a pretax loss of $399.7 million and $450.7 million, respectively, which resulted in an effective tax rate of

(0.5)% and (2.8)%, respectively. The income tax expense for the three months ended September 30, 2022 was primarily related to foreign withholding taxes and state income taxes, partially offset by a tax benefit due to goodwill impairment; whereas for the nine months ended September 30, 2022, it was primarily related to foreign withholding taxes, state income taxes, and foreign income taxes, partially offset by a tax benefit due to goodwill impairment.

As of September 30, 2023, gross unrecognized tax benefits of $19.3 million decreased by $0.1 million compared to December 31, 2022. Of the $19.3 million, $8.7 million would affect the effective tax rate, if recognized. The Company is unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease.

It is the Company’s policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. Recognition of interest and penalties related to unrecognized tax benefits was immaterial for the three and nine months ended September 30, 2023, whereas no interest and penalties were recognized for the three and nine months ended September 30, 2022. Accrued interest and penalties were immaterial as of September 30, 2023 and December 31, 2022, respectively.

As of September 30, 2023, the Company’s 2018 through 2023 tax years are generally open and subject to potential examination in one or more jurisdictions. In addition, in the United States, any net operating losses or credits that were generated in prior years but not yet fully utilized in a year that is closed under the statute of limitations may also be subject to examination.

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

As a result of optimizing its global real estate footprint and decisions to vacate and sublease certain offices following the Spin-Off, the Company recorded impairment charges of $1.1 million to reduce the carrying amount of certain operating lease right-of-use (“ROU”) assets and property and equipment, including leasehold improvements, during the nine months ended September 30, 2023. The Company determined that it may not be able to fully recover the carrying amount of the leased offices due to a change in the manner in which the offices are being used, a significant decrease in the expected market price of the leased asset, and expected delays in subleasing the space based on the current real estate leasing market. The Company estimated the fair value using a discounted cash flows approach with assumptions such as expectations of cash flows from projected sublease income, occupancy estimates and its outlook for the local real estate market.

The components of operating lease costs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fixed lease cost (1)	$4,996	$5,133	$15,479	$15,057
Variable lease cost	1,334	1,593	4,278	4,076
Less: sublease income	(2,522)	(2,293)	(7,795)	(7,105)
Total operating lease cost	$3,808	$4,433	$11,962	$12,028

(1) Includes short-term leases expensed on a straight-line basis.

The following table presents supplemental cash flow information arising from lease transactions (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cash payments included in the measurement of operating lease liabilities	$4,979	$4,982	$15,187	$14,882
Operating ROU assets obtained in exchange for lease obligations	$978	$5,268	$4,991	$8,371

The weighted-average remaining term of the Company’s operating leases and the weighted-average discount rate used to measure the present value of the operating lease liabilities are as follows:

	September 30, 2023	December 31, 2022
Weighted-average remaining lease term (in years)	3.47	3.69
Weighted-average discount rate	5.2%	5.1%

Future minimum lease payments and related lease liabilities as of September 30, 2023 were as follows (in thousands):

Year Ending December 31:	Operating Lease Payments (1)	Sublease Income	Net Operating Lease Payments
2023 (remaining 3 months)	$3,781	$(1,958)	$1,823
2024	18,399	(7,849)	10,550
2025	16,796	(7,671)	9,125
2026	8,827	(1,055)	7,772
2027	3,819	—	3,819
Thereafter	3,399	—	3,399
Total lease payments	55,021	$(18,533)	$36,488
Less: imputed interest	(5,103)
Present value of operating lease liabilities	$49,918

Less: operating lease liabilities, current portion	(15,421)
Noncurrent operating lease liabilities	$34,497

(1) Future minimum lease payments exclude short-term leases as well as payments to landlords for variable common area maintenance, insurance and real estate taxes.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Purchase and Other Contractual Obligations

In the ordinary course of business, the Company enters into contractual agreements with third parties that include non-cancelable payment obligations, for which it is liable in future periods. These arrangements primarily include unconditional purchase obligations to service providers. As of September 30, 2023, the Company’s total future unconditional purchase obligations were approximately $87.4 million. Additionally, under certain other contractual arrangements, the Company may be obligated to pay up to $5.3 million, a majority of which is expected to be paid within the next three years, if certain milestones are achieved.

Inventory Purchase Commitment

The Company uses contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate supply, the Company enters into agreements with its contract manufacturers that either allow them to procure inventory based on criteria as defined by the Company or that establish the parameters defining the Company’s requirements. A significant portion of the Company’s purchase commitments arising from these agreements consist of firm, non-cancelable and unconditional purchase commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule or adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of September 30, 2023, the Company had total purchase commitments for inventory of $0.6 million.

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

Allocation of Corporate Expenses

Prior to Separation, the Condensed Consolidated Financial Statements included expenses for certain management and support functions which were provided on a centralized basis within the Former Parent, as described in Note 1—The Company and Basis of Presentation. These management and support functions include, but are not limited to, executive management, sales and marketing, finance, legal, information technology, employee benefits administration, stock-based compensation, treasury, risk management, procurement and other shared services. These allocations were made on a direct usage basis when identifiable, with the remainder allocated on a pro rata basis of billing, revenue, headcount or other measures of the Company and the Former Parent. For the three months ended September 30, 2022, the amount of these allocations from the Former Parent was $16.8 million, which included $0.8 million for depreciation expenses and $16.0 million for selling, general and administrative expenses. For the nine months ended September 30, 2022, the amount of these allocations from the Former Parent was $47.6 million, which included $3.0 million for depreciation expenses and $44.6 million for selling, general and administrative expenses.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to promote understanding of our results of operations and financial condition and should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with our audited financial statements and notes thereto for the year ended December 31, 2022 found in our Form 10-K filed by Xperi Inc. on March 6, 2023 (the “Form 10-K”).

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

We are a leading consumer and entertainment technology company. We believe we create extraordinary experiences at home and on the go for millions of consumers around the world, elevating content and how audiences connect with it in a way that is more intelligent, immersive and personal. Powering smart devices, connected cars, entertainment experiences and more, we have created a unified ecosystem that reaches highly engaged consumers, uncovering significant new business opportunities, now and in the future. Our technologies are integrated into consumer devices and media platforms worldwide, driving increased value for partners, customers and consumers. We operate in one reportable business segment and currently group our revenue into four categories based on the markets served: Pay-TV, Consumer Electronics, Connected Car and Media Platform. Headquartered in Silicon Valley with operations around the world, we have approximately 2,100 employees and more than 35 years of operating experience.

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

Results of Operations

The following table presents our historical operating results for the periods indicated as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	100%	100%	100%	100%
Operating expenses:
Cost of revenue, excluding depreciation and amortization of intangible assets	20	26	22	24
Research and development	44	47	44	43
Selling, general and administrative	46	46	45	42
Depreciation expense	3	4	3	4
Amortization expense	11	14	12	13
Goodwill impairment	—	291	—	97
Impairment of long-lived assets	—	—	—	—
Total operating expenses	124	428	126	223
Operating loss	(24)	(328)	(26)	(123)
Other expense, net	(1)	—	—	—
Loss before taxes	(25)	(328)	(26)	(123)
Provision for income taxes	7	2	4	3
Net loss	(32)%	(330)%	(30)%	(126)%

Comparison of the Three and Nine Months Ended September 30, 2023 and 2022

Revenue

We derive the majority of our revenue from licensing our technologies and solutions to customers. For our revenue recognition policy including descriptions of revenue-generating activities, refer to Note 3—Revenue of the Notes to Condensed Consolidated Financial Statements.

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Revenue	$130,390	$121,637	$8,753	7%

The $8.8 million, or 7% increase in revenue for the three months ended September 30, 2023, compared to the same period in the prior year, was primarily attributable to an increase of $4.9 million in Media Platform revenue driven principally by growth in Vewd smart TV application software and middleware platform, and an increase of $3.2 million in Connected Car revenue as the result of continued growth from HD Radio, audio solutions, and the DTS AutoStage solution.

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Revenue	$384,101	$366,728	$17,373	5%

The $17.4 million, or 5% increase in revenue for the nine months ended September 30, 2023, compared to the same period in the prior year, was primarily attributable to an increase of $15.4 million in Media Platform revenue driven principally by contribution from Vewd, which was acquired in July 2022, as well as growth in monetization, and an increase of $6.6 million in Connected Car revenue as the result of growth from HD Radio, and the DTS AutoSense and DTS AutoStage solutions. These increases were partially offset by a decline of $4.3 million in Pay TV revenue, as declines in legacy guide and DVR platform revenue were somewhat offset by increases in IPTV solutions.

Cost of Revenue, Excluding Depreciation and Amortization of Intangible Assets

Cost of revenue, excluding depreciation and amortization of intangible assets, consists primarily of employee-related costs, royalties paid to third parties, hardware product-related costs, maintenance costs and an allocation of facilities costs, as well as service center and other expenses related to providing our offerings and non-recurring engineering (“NRE”) services.

Cost of revenue, excluding depreciation and amortization of intangible assets, for the three months ended September 30, 2023 was $26.4 million, as compared to $31.4 million for the three months ended September 30, 2022, a decrease of $5.0 million. The decrease was primarily due to lower revenue share accrued and paid to third parties in connection with certain Consumer Electronics contracts as well as lower hardware product-related costs due to a decline in hardware product sales in the third quarter of 2023.

Cost of revenue, excluding depreciation and amortization of intangible assets, for the nine months ended September 30, 2023 was $85.1 million, as compared to $85.7 million for the nine months ended September 30, 2022, a decrease of $0.6 million. The decrease was primarily attributable to lower revenue share accrued and paid, lower hardware product-related costs due to a decline in hardware product sales, partially offset by higher costs incurred in connection with advertising revenue in the nine months ended September 30, 2023.

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

R&D expense for the three months ended September 30, 2023 was $56.4 million, as compared to $57.1 million for the three months ended September 30, 2022, a decrease of $0.7 million. The decrease was primarily due to lower severance and retention expense recorded during the three months ended September 30, 2023.

R&D expense for the nine months ended September 30, 2023 was $167.0 million, as compared to $158.6 million for the nine months ended September 30, 2022, an increase of $8.4 million. The increase was primarily due to employees hired in connection with the Vewd Acquisition in July 2022 and increased stock-based compensation expense, partially offset by a decrease in severance and retention expense during the nine months ended September 30, 2023.

Selling, General and Administrative

Selling expenses consist primarily of compensation and related costs (including stock-based compensation expense) for sales and marketing personnel engaged in sales and licensee support, marketing programs, public relations, promotional materials, travel, and trade show expenses. General and administrative expenses consist primarily of compensation and related costs (including stock-based compensation expense) for general management, information technology, finance personnel, legal fees and expenses, facilities costs, and professional services. Our general and administrative expenses, other than facilities-related expenses and fringe benefits, are not allocated to other expense line items.

Selling, general and administrative expenses for the three months ended September 30, 2023, were $59.6 million, as compared to $56.7 million for the three months ended September 30, 2022, an increase of $2.9 million. The increase was primarily due to increases in stock-based compensation expense and cloud computing expense, partially offset by lower transaction and separation related costs in the three months ended September 30, 2023.

Selling, general and administrative expenses for the nine months ended September 30, 2023, were $173.9 million, as compared to $156.9 million for the nine months ended September 30, 2022, an increase of $17.0 million. The increase was primarily due to increases in stock-based compensation expense and cloud computing expense, partially offset by decreases in transaction and separation related costs as well as personnel cost driven by a one-time fringe benefit adjustment in the nine months ended September 30, 2023.

Depreciation Expense

Depreciation expense for the three months ended September 30, 2023 was $4.2 million, as compared to $5.0 million for the three months ended September 30, 2022, a decrease of $0.8 million. The decrease was primarily due to certain fixed assets becoming fully depreciated during 2022.

Depreciation expense for the nine months ended September 30, 2023 was $12.5 million, as compared to $15.7 million for the nine months ended September 30, 2022, a decrease of $3.2 million. The decrease was primarily due to certain fixed assets becoming fully depreciated during 2022.

Amortization Expense

Amortization expense for the three months ended September 30, 2023 was $14.7 million, as compared to $16.6 million for the three months ended September 30, 2022, a decrease of $1.9 million. The decrease was primarily due to certain intangible assets becoming fully amortized during 2023.

Amortization expense for the nine months ended September 30, 2023 was $44.3 million, as compared to $46.2 million for the nine months ended September 30, 2022, a decrease of $1.9 million. The decrease was primarily due to certain intangible assets becoming fully amortized during 2023.

As a result of previous mergers and acquisitions, we anticipate that amortization expenses will continue to be a significant expense over the next several years. See Note 8—Intangible Assets, Net of the Notes to Condensed Consolidated Financial Statements for additional detail.

Stock-based Compensation

The following table sets forth our stock-based compensation expense for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue, excluding depreciation and amortization of intangible assets	$806	$779	$2,525	$2,177
Research and development	6,584	5,515	18,540	16,295
Selling, general and administrative	10,232	4,291	30,616	11,289
Total stock-based compensation expense	$17,622	$10,585	$51,681	$29,761

Stock-based compensation awards include restricted stock units, employee stock plan purchases and employee stock options. The increases in stock-based compensation expense for the three and nine months ended September 30, 2023, when compared to the corresponding periods in 2022, were primarily a result of granting restricted stock units to an increased number of employees resulting from the Vewd Acquisition and certain insourcing activity, and due to incremental compensation cost recognized from the conversion of employee equity awards in connection with the Spin-Off. In addition, for the three and nine months ended September 30, 2022, we recognized $2.4 million and $6.9 million of stock-based compensation expense in operating results as part of the corporate and shared functional employees expenses allocation.

Goodwill impairment

We did not recognize a goodwill impairment charge during three and nine months ended September 30, 2023.

During the three months ended September 30, 2022, indicators of potential impairment for the Product reporting unit of Xperi Holding were identified such that we concluded it was more-likely-than-not that goodwill was impaired and a quantitative interim goodwill impairment assessment should be performed as of September 30, 2022. Indicators of potential impairment included a sustained decline in Xperi Holding’s stock price during the second half of the third quarter of 2022 reflective of rising interest rates and continued decline in macroeconomic conditions. We proceeded to perform a fair value analysis of the Product reporting unit using the market capitalization approach. Under this approach, we estimated the fair value of the Product reporting unit as of September 30, 2022 using quoted market prices of Xperi’s common stock over its first ten trading days following the Separation, and a control premium representing the synergies a market participant would achieve upon obtaining control of Xperi. As a result of the fair value analysis, we recognized a goodwill impairment charge of $354.0 million during the three and nine months ended September 30, 2022.

Impairment of Long-Lived Assets

As a result of optimizing our global real estate footprint and decisions to vacate and sublease certain offices following the Spin-Off, we recorded non-cash impairment charges of $1.1 million to reduce the carrying amount of certain operating lease right-of-use (“ROU”) assets and property and equipment, including leasehold improvements, during the nine months ended September 30, 2023. We determined that we may not be able to fully recover the carrying amount of the leased offices due to how the offices are being used, a significant decrease in the expected market price of the leased asset, and expected delays in subleasing the space based on the current real estate leasing market.

We may record additional impairment charges related to operating lease ROU assets in the remainder of 2023 based on current plans to reduce our real estate footprint.

We did not record any asset impairment charge for the three and nine months ended September 30, 2022.

Other Expense, Net

Other expense, net, for the three months ended September 30, 2023 was $1.3 million, as compared to other expense, net, of $0.5 million for the three months ended September 30, 2022. Other expense, net, was higher principally due to foreign exchange transaction losses driven by the strengthening of the U.S. dollar in the third quarter of 2023.

Other expense, net, for the nine months ended September 30, 2023 was $0.1 million, as compared to other expense, net, of $0.3 million for the nine months ended September 30, 2022. Other expense, net, was lower principally due to an increase in interest income from significant financing components from revenue contracts executed and gains recognized on derivatives not designated as hedge instruments, partially offset by higher foreign exchange transaction losses recognized as well as the interest expense on debt incurred in connection with the Vewd Acquisition discussed below in Liquidity and Capital Resources.

Provision for Income Taxes

For the three and nine months ended September 30, 2023, we recorded an income tax expense of $9.7 million and $14.5 million on a pretax loss of $32.4 million and $99.9 million, respectively, which resulted in an effective tax rate of (29.9)% and (14.5)%, respectively. The income tax expense for the three and nine months ended September 30, 2023 was primarily related to foreign withholding taxes, foreign income taxes, U.S. federal income taxes, and state income taxes.

For the three and nine months ended September 30, 2022, we recorded an income tax expense of $2.0 million and $12.5 million on a pretax loss of $399.7 million and $450.7 million, respectively, which resulted in an effective tax rate of (0.5)% and (2.8)%, respectively. The income tax expense for the three months ended September 30, 2022 was primarily related to foreign withholding taxes and state income taxes, partially offset by a tax benefit due to goodwill impairment; whereas for the nine months ended September 30, 2022, it was primarily related to foreign withholding taxes, state income taxes, and foreign income taxes, partially offset by a tax benefit due to goodwill impairment.

Our income tax expense for the three and nine months ended September 30, 2022 was calculated on a separate return basis as if we would file our tax return for the full twelve months of 2022. However, activities for periods prior to the October 1, 2022 Separation Date are generally reported on U.S. income tax returns filed by our Former Parent. Because of this, income tax expense presented in the Condensed Consolidated Statements of Operations for periods prior to the Separation is not necessarily representative of the taxes that may arise in the future when we file our income tax returns independent from the Former Parent’s returns. In the future, under the Tax Matters Agreement, our Former Parent may utilize certain of our tax attributes generated during pre-Separation periods to reduce its tax liability for tax years ended December 31, 2022 and earlier. If our Former Parent should use such attributes, this would require an adjustment to our tax accounts.

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

	As of
(in thousands, except for ratios)	September 30, 2023	December 31, 2022
Cash and cash equivalents	$131,530	$160,127
Current ratio	2.0	2.2

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(20,599)	$(11,333)
Net cash used in investing activities	$(9,581)	$(61,097)
Net cash provided by financing activities	$1,537	$136,037

Our primary liquidity and capital resources are our cash on hand, including cash provided by our Former Parent prior to the Separation. Cash and cash equivalents were $131.5 million at September 30, 2023, a decrease of $28.6 million from $160.1 million at December 31, 2022. This decrease resulted primarily from cash used in operations of $20.6 million, $9.4 million of capital expenditures, and $4.4 million in payment of withholding taxes on net share settlement of equity awards, offset by $5.9 million in proceeds from the issuance of common stock under the Xperi Inc. 2022 Employee Stock Purchase Plan (“2022 ESPP”).

For information about our material cash requirements, see “Liquidity and Capital Resources” in Part II, Item 7 of our Form 10-K. Our cash requirements have not changed materially since December 31, 2022.

Cash Flows from Operating Activities

Net cash used in operating activities was $20.6 million for the nine months ended September 30, 2023, primarily due to our net loss of $114.4 million, $14.7 million of changes in operating assets and liabilities, and a decrease in deferred income taxes of $1.0 million, partially offset by non-cash items such as depreciation expense of $12.5 million, amortization of intangible assets of $44.3 million, stock-based compensation expense of $51.7 million, and an asset impairment charge of $1.1 million.

Net cash used in operating activities was $11.3 million for the nine months ended September 30, 2022, primarily due to our net loss of $463.2 million and $6.8 million of changes in operating assets and liabilities, partially offset by non-cash items such as goodwill impairment of $354.0 million, depreciation expense of $15.7 million, amortization of intangible assets of $46.2 million, and stock-based compensation expense of $29.8 million.

Cash Flows from Investing Activities

Net cash used in investing activities was $9.6 million for the nine months ended September 30, 2023, which was primarily related to capital expenditures.

Net cash used in investing activities was $61.1 million for the nine months ended September 30, 2022, which was primarily related to capital expenditures of $10.5 million and net cash used for the Vewd Acquisition of $50.5 million.

Capital Expenditures

Our capital expenditures for property, plant, and equipment consist primarily of purchases of computer hardware and software (including capitalized internal use software), information systems, production and test equipment. We expect capital expenditures in 2023 to be approximately $15.0 million. These expenditures are expected to be financed with existing cash and cash equivalents. There can be no assurance that current expectations will be realized and plans are subject to change upon further review of our capital expenditure needs.

Cash Flows from Financing Activities

Net cash provided by financing activities was $1.5 million for the nine months ended September 30, 2023, primarily due to $5.9 million in proceeds from the issuance of common stock under our 2022 ESPP, partially offset by the payment of $4.4 million in withholding taxes related to net share settlement of equity awards.

Net cash provided by financing activities was $136.0 million for the nine months ended September 30, 2022, which consisted of $52.8 million of net transfers from our Former Parent and $83.2 million of net proceeds from Former Parent capital contributions.

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

At September 30, 2023, $50.0 million was outstanding under the Promissory Note with an annual interest rate of 6.0%. Interest is payable quarterly. Under the Promissory Note, we are obligated to make a balloon principal payment of $50.0 million in July 2025.

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

If necessary, we may supplement our short-term liquidity needs with access to capital markets and strategic cost savings initiatives. Our access to capital markets may be constrained and our cost of borrowing may increase under certain business and market conditions, and our liquidity is subject to various risks including the risks identified in “Risk Factors” included in Item 1A of the Form 10-K.

Critical Accounting Estimates

During the nine months ended September 30, 2023, there were no significant changes in our critical accounting estimates. For a discussion of our critical accounting estimates, see Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.

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

Changes in Internal Control over Financial Reporting

Other than noted below, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the last fiscal quarter covered by this Quarterly Report that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Following the Separation and to fully integrate our financial business processes, in July 2023 we implemented a new enterprise resource planning system for financial reporting and operational purposes. In connection with this implementation and related business process changes, we replaced multiple internal controls with new or modified controls.

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

Item 1A. Risk Factors

Except as set forth below, there were no material changes to the risk factors previously disclosed in Part 1, Item 1A. of our Form 10-K, which is incorporated by reference herein.

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

For example, the ability to enjoy digital entertainment content downloaded or streamed over the internet has caused some consumers to elect to cancel their Pay-TV subscriptions. If our Pay-TV customers are unable to maintain their subscriber bases, the royalties they owe us will decline. In addition, the recent strikes called by the Writers Guild of America and SAG-AFTRA reduced the demand for advertising and media and entertainment promotional spending campaigns, which could negatively impact our business and results of operations. Although the strikes have been resolved, there can be no assurance that there would not be reduced demand for advertising and media and entertainment promotional spending campaigns for a period of time, which may adversely affect our business, financial condition, results of operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

10.1	Amended and Restated Xperi Inc. 2022 Employee Stock Purchase Plan.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

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

Dated: November 13, 2023

XPERI INC.

By:	/s/ Robert Andersen
Robert Andersen Chief Financial Officer