Form 10-K
period 2023-12-31
Xperi Inc.
filed 2024-03-01
CIK 1788999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $403.1 million, based on the closing price of $13.15 for shares of the registrant's common stock as reported for such date by the New York Stock Exchange.

The number of shares outstanding of the registrant’s common stock as of February 16, 2024 was 44,271,263.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for the registrant’s 2024 Annual Meeting of Stockholders will be filed with the Commission within 120 days after the close of the registrant’s 2023 fiscal year and are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

XPERI INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2023

Cautionary Statement Regarding Forward-Looking Statements

This annual report on Form 10-K (this “Annual Report”) contains forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” “may,” “will,” “intends,” “potentially,” “projects,” “targets” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements that relate to our future revenue, product development, demand, acceptance and market share, growth rate, competitiveness, gross margins, levels of research, development and other related costs, expenditures, the outcome or effects of and expenses related to litigation and administrative proceedings, tax expenses, cash flows, our management’s plans and objectives for our current and future operations, the levels of customer spending or research and development activities, the impact of any acquisitions or divestitures on our financial condition and results of operations, general economic conditions, and the sufficiency of financial resources to support future operations and capital expenditures.

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

PART I

Item 1. Business

Corporate Information

The principal executive offices of Xperi Inc. (“we”, “our”, the “Company” or “Xperi”) are located at 2190 Gold Street, San Jose, California 95002 USA. Our telephone number is +1 (408) 519-9100. We maintain a corporate website at xperi.com. The reference to our website address does not constitute incorporation by reference of the information contained on this website. Xperi, the Xperi logo, TiVo, the TiVo logo, DTS, the DTS logo, Ergo, DTS HD, DTS Audio Processing, DTS:X Ultra, DTS Virtual:X, DTS Headphone:X, DTS Play-Fi, DTS:X, DTS AutoStage, and HD Radio are trademarks or registered trademarks of Xperi or its affiliated companies in the United States and other countries. All other company, brand and product names may be trademarks or registered trademarks of their respective companies.

Overview

We are a leading consumer and entertainment technology company. We believe we create extraordinary experiences at home and on the go for millions of consumers around the world, enabling audiences to connect with content in a way that is more intelligent, immersive, and personal. Powering smart devices, connected cars, entertainment experiences and more, we bring together ecosystems designed to reach highly engaged consumers, allowing us and our ecosystem partners to uncover significant new business opportunities, now and in the future. Our technologies are integrated into consumer devices and a variety of media platforms worldwide, driving increased value for our partners, customers and consumers. We operate in one reportable business segment and group our business into four categories: Pay-TV, Consumer Electronics, Connected Car and Media Platform. Headquartered in Silicon Valley with operations around the world, we have approximately 2,100 employees and more than 35 years of operating experience.

In December 2023, we entered into a definitive agreement with Tobii AB (the “Purchaser”), an eye tracking and attention computing company, pursuant to which we agreed to sell to the Purchaser our AutoSense in-cabin safety business and related imaging solutions (the “Divestiture”). The Divestiture, which was completed in January 2024, is expected to further streamline our business and focus our investments on entertainment markets.

Market Opportunity

Consumer preferences and behavior around media consumption are undergoing a significant transformation, driven by new platforms for content delivery, greater availability of diverse content, and an increase in time spent consuming video content. Video content delivery is rapidly shifting from linear broadcast to over-the-top (“OTT”) platforms, impacting not just how users consume content, but also the ad-supported programming ecosystem. Our technologies sit at the forefront of this transformation, enhancing consumer experiences where consumers spend the most time – in their homes and in their cars. Our solutions not only enhance the user experience, but also enable partners across the entire ecosystem to participate in the continuously evolving content delivery value chain.

•
Shift to OTT and Streaming: OTT has rapidly become a mainstream content delivery mechanism through a wide variety of providers such as Netflix, Disney+ and YouTube. OTT media now accounts for more than 50% of US weekly video viewing for adults ages 18 and older. The proliferation of OTT has created the need for a new generation of entertainment products that are centered on the OTT viewing experience. Consumers are increasingly looking for solutions that allow them to navigate across the fragmented and complex entertainment landscape of OTT content.
•
OTT Advertising Monetization: The shift to OTT has not only impacted user needs for entertainment devices, but also disrupted the ad-based programming model that was centered on linear TV programming. While delivering ad-based programming to OTT audiences has presented new challenges, it has also created opportunities for advertisers to deliver customized, highly relevant, and targeted ad content to a rapidly growing audience. Since the majority of video advertising dollars are weighted toward linear TV, we believe the OTT advertising market is positioned for significant growth in the next 3 to 5 years as advertisers continue to follow the viewing audience as it shifts viewing habits from traditional television to streaming. At the same time, there is a new set of industry participants that are looking for ways to monetize the ad-based ecosystem, including consumer electronics manufacturers, Smart TV OEMs, automotive manufacturers, and video-over-broadband (“IPTV”) operators that have historically not participated in the OTT value chain. Thus, we believe there is a significant market opportunity for an independent media platform that enables participants to monetize their products through recurring revenue streams across the lifecycle of the device rather than just a one-time monetization opportunity at the point-of-sale.

•
Marked Need for An Independent Media Platform: Nearly half of all Smart TVs each year are shipped into Western Europe and North America by leading electronics manufacturers who lack the scale required to support the technology, content, and monetization capabilities of a Smart TV OS and streaming media platform. The same situation is also true for automotive manufacturers. This creates a unique opportunity for an independent media platform that allows Smart TV OEMs to brand the experience to maintain the customer relationship, provide the necessary scale to secure top content streaming providers, and participate in the long-term monetization throughout the typical 5-year lifecycle of TV ownership.
•
Increasing Consumption of Video Content: Average U.S. weekly video viewing of 42 hours remains relatively consistent from COVID-era highs, up from an average of 38 hours per week in 2015, driven by a number of factors, including increased availability of content catering to various consumer tastes and preferences, new platforms for consumption such as personal devices (e.g., mobiles and tablets), and disruption from the COVID-19 pandemic. Consumers are increasing their spend on entertainment devices that deliver superior experiences and simplify the consumption of content across multiple platforms and devices. Omdia S.A. estimates revenues from the shipment of these platforms and devices in North America alone (including TVs, Smartphones, Tablets and PCs, Streaming Media Players, connected Blu-Rays players, and Video Game consoles) will surpass $190 billion in 2023 and continue to grow by 3% year-over-year to 2025.
•
Growing Connectivity in Cars and the Future of Semi-Autonomous and Autonomous Vehicles: As the automobile dashboard interface becomes more integral to the in-car experience, purchasing a car for its infotainment capabilities starts to move up the list of purchase considerations for car buyers. A McKinsey survey reported that 37% of consumers state they are eager to switch to cars with increased connectivity and nearly half of the high-end auto consumers express an interest in exploring the digital capabilities of their new cars. Autonomous and semi-autonomous driving technologies have made significant progress over the last several years and passenger cars are increasingly being fitted with autonomous driving features. If autonomous driving technologies become mainstream, the automobile will become a more common place for media consumption. Over time, we believe consumers will place significant importance on the quality of media delivery and will expect the quality of delivery in the car to be comparable to that of their living room including access to OTT video and interactive gaming solutions.
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

Strategy

Our business focuses on creating extraordinary experiences at home and on the go for millions of consumers around the world, elevating content and how audiences connect with it, in a way that is more intelligent, immersive, and personal:

•
Pay-TV: We transform the traditional television user experience from linear multichannel video programming distributors (“MVPD”) with cloud-based DVRs into an immersive, intuitive, and hyper-personalized experience. Our iconic user experience, with enhanced imagery and relevant, personalized recommendations, enables consumers to navigate to the entertainment they want to watch in an enjoyable and engaging experience.
•
Consumer Electronics: We invent and deliver audio technologies to be deployed across ecosystems in support of consumers enjoying an extraordinary entertainment or gaming experience from the living room, desktop, or on the go. We continue to develop and evolve our DTS audio technologies, leveraging our content insight and AI capabilities, to deliver immersive audio with enhanced device playback solutions that solve end user issues such as ease of wireless set up, loudness and dialog clarity.
•
Connected Car: We seek to transform the automotive experience with a content-oriented multimedia experience, driven by personalization to the connected car. Our solutions immerse drivers and passengers in more of their favorite audio and video content, and also enable high quality, subscription-free digital radio. With vehicle safety systems improving, consumer expectations around consuming content become more demanding. We are innovating to create the dashboard of the future, striving to accommodate more types of entertainment, from audio, video, gaming and more to create a compelling entertainment experience in the car.
•
Media Platform: We are strongly positioned as an independent media platform that allows Smart TV OEMs to brand the experience to maintain the customer relationship, provide the necessary scale to secure top content streaming providers, and generate recurring revenues by participating in monetization throughout the lifecycle of TV ownership. Our platform creates high viewer engagement with an unbiased, content-first user experience where traditional linear TV and streaming services integrate into a personalized experience that makes it easy to find, watch and enjoy content across fragmented ecosystems. Our solutions allow advertisers and entertainment producers to connect with audiences they cannot as easily reach on other platforms. Our footprint includes millions of traditional linear TV households, where we deterministically capture viewership data throughout the home, as well as anyone streaming from our ad-supported content network. By creating an environment where users search less and watch more, we enable content producers to grow their audiences and consumer brands to increase exposure to their marketing campaigns over time.

Pay-TV

Our Pay-TV business delivers a range of User Experience (“UX”) solutions servicing Pay-TV operators on a worldwide basis with products that address the evolving user experience around TV content consumption, creating a truly unified media experience. We integrate virtual channels of internet-delivered video directly into the consumer’s primary video consumption platform to provide universal search, discovery, and consumption regardless of where the content originates. Our solutions make it easy for consumers to find, watch, and enjoy content. The following are some of the key solutions we license to operators.

Electronic Program Guides Electronic Program Guides is our interactive program guide offering that includes intuitive, easy-to-use TV listings navigation plus integrated video-on-demand (“VOD”) and digital video recorder (“DVR”) capabilities.

Our UX Solutions:

•
allow service providers to customize certain elements of the interactive program guide for their customers and to upgrade the programming features and services they offer;
•
provide content producers with a platform for monetizing their content;
•
allow viewers to build their own entertainment bundle to truly personalize their experience with current and future program information; and
•
are compatible with service providers’ linear, network DVR, Start-Over/Catch-Up subscription management, pay-per-view (“PPV”) and VOD services.

Our UX Solutions may include advertising and we typically share a portion of the advertising revenue with the service provider. Advertising revenue tied to our UX Solutions is included in the Media Platform category described below.

TiVo IPTV The TiVo IPTV Service is our most advanced platform, offering a fully integrated, cloud-based solution that powers the TiVo client software which operates on set-top-boxes in consumer homes, as well as applications that operate on third-party software platforms such as iOS and Android that power tablets, smartphones, Smart TVs, streaming devices such as Apple TV and Android TV, and traditional IPTV set-top boxes. Our IPTV solution supports multiple services and applications, such as TV programming, broadband OTT video content, digital music, photos and other media experiences. Our latest generation UX, includes a new look and feel, and our latest IPTV platform integrates all of our most advanced technologies and solutions, including advanced cross-platform conversational voice search, personalized recommendations, predictions and insights, rich video metadata, robust data collection and new back-office capabilities.

TV as a Service IPTV We offer a Managed IPTV Service that is a customizable, cloud-enabled, end-to-end streaming video solution that enables operators to quickly launch a branded, fully compliant, full-featured Pay-TV service that leverages tablets, smartphones, Smart TVs, streaming devices such as Apple TV and Android TV, and traditional IPTV set-top-boxes.

Our Managed IPTV Service enables broadband service providers, wireless network providers and cable operators to offer TV-as-a-service without having to invest extensively in video head-end infrastructure or end-user set-top-boxes. Our TV as a Service IPTV solution includes a full cable programming lineup with local channels, DVR, recommendations, Dynamic Ad Insertion and more, all with the same ease as signing up for and using top streaming services.

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

Personalized Content Discovery, Natural Language Voice and Insights Personalized Content Discovery with conversation services provides our customers with a way to enable their customers (the device user) to quickly find, discover and access content across linear television, VOD, DVR, and OTT sources. The ongoing investment in our Personalized Content Discovery platform enables us to provide some of the most advanced capabilities in media personalization, prediction, and voice search. The advanced algorithms of our technology understand the nature and relationship of content information and the context surrounding a user’s behavior to deliver an advanced personalized content discovery experience. Our natural language voice solution, when combined with our advanced search and recommendations technology, enables a conversational interaction between a viewer and their content experience. Engagement behaviors are then analyzed and optimized, thereby providing our customers with the insight required to continuously engage and improve the consumer experience, with the ultimate goal of increasing viewership and reducing churn.

Legacy TiVo DVR Subscriptions We offer direct-to-consumer retail TiVo DVR subscriptions in North America. The TiVo Service Platform includes a modular front-end that allows the basic platform to be used by hardware manufacturers to build set-top-boxes that support digital and analog broadcast, cable, internet TV, OTT and VOD services. Consumers purchase TiVo DVRs and companion TiVo Mini whole-home devices for a user experience upgrade to the set-top-box experience provided by a standard cable service, and typically pay us a per-subscriber or per-device fee for TiVo DVR subscriptions.

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
•
we provide broadcast delivery of television programming data and advertising to UXs on TVs and set-top-boxes in major European markets, in Japan, and in North America; we also deliver similar programming and advertising data via the internet;
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

Home and Mobile Audio Solutions Our solutions consist of premier audio technology for high-definition entertainment experiences. Our DTS codec is designed to enable recording, delivery and playback of immersive high-definition audio and is incorporated by customers around the world into an array of consumer electronics devices. We provide products and services to entertainment ecosystem partners such as motion picture studios, game developers and other content creators to facilitate the inclusion of compelling, realistic DTS-encoded audio within their content. The incorporation of our solutions into consumer end devices allows consumers to experience immersive and compelling audio wherever they choose to enjoy it. Home and mobile devices that incorporate DTS audio codec technology include TVs, PCs, smartphones, tablets, set top boxes, video game consoles, Blu-ray Disc players, audio/video receivers, soundbars, wireless speakers, home theater systems, and USB microphones and headphones (gaming and non-gaming varieties). We also offer DTS post-processing audio solutions designed to enhance the entertainment experience for users of consumer electronics devices, particularly those subject to the physical limitations of smaller speakers, such as TVs, laptop computers, soundbars and mobile devices.

Pursuant to a consumer electronics device certification and licensing program operated by IMAX Corporation and DTS, Inc., since 2017, we have been offering consumers worldwide the ability to experience an IMAX Enhanced immersive movie experience with IMAX Enhanced content from leading studios such as Disney and Sony Pictures. In addition, our DTS Play-Fi technology leverages our audio technology expertise to enable a variety of high-quality audio playback options across wireless speakers, set-top-boxes, TVs, and mobile devices.

Our immersive audio solutions, such as DTS-HD and DTS:X, empower content creators to deliver more compelling content and are supported by major Hollywood studios, many cinema operators in the United States and Asia, and leading streaming service providers in the United States, Europe and Asia. We have licensed our audio technologies and related trademarks to substantially all the major consumer electronics product manufacturers worldwide. These customers include Denso, Harman, Hisense, HP, LG, Logitech, Microsoft, Panasonic, Samsung, Sony, TCL and others.

Typically, our audio technologies are delivered as software code on integrated circuit (“IC”) chips. We license a defined and limited set of rights to incorporate our technology onto IC chips, and the IC manufacturers deliver these chips to our customers, the consumer electronics product manufacturers. We also license our decoder and post processing as a Software Development Kit (“SDK”). Our decoder software is integrated in mobile and tablet applications to support entertainment enjoyment on the go.

We have devoted significant time and resources to develop a broad range of solutions with key partners including Amlogic, Analog Devices, Cadence, Cirrus Logic, MediaTek, NXP, Qualcomm, Realtek, Synaptics, Texas Instruments, and others.

Perceive

In the machine learning area, our Perceive subsidiary delivers silicon and software solutions for edge inference. Perceive’s Ergo family of chips, IP and associated software deliver breakthrough innovation – the ability to run advanced AI models at the edge, delivering accuracy and high performance at ultra-low power, enabling a wide range of applications such as object detection, audio/video event detection and media processing. These solutions enable efficient AI inference at the edge, reducing or eliminating the need to send data to the cloud, and thus reducing latency, operating costs, power, and heat, as well as complying with increasing privacy and safety concerns of regulators. Perceive is currently extending its technology to enable inference using Large Language Models (LLMs) in edge devices.

Connected Car

We group our Connected Car business into two main categories based on the products delivered to our customers: HD Radio and DTS AutoStage.

HD Radio HD Radio is the only digital terrestrial broadcast system approved by the FCC for AM/FM radio in the United States, offering additional channels, crystal-clear sound and advanced data services with no subscription fees. HD Radio enables a high-quality in-vehicle radio experience with innovative features and digital capabilities such as real time traffic and weather updates.

HD Radio is supported by more than 2,700 radio stations offering over 4,600 digital audio broadcasts, including 97 of the 100 largest stations in the United States, and is incorporated into vehicles from Acura, Audi, BMW, Ford, Honda, Hyundai, Tesla, and Toyota, among many others.

DTS AutoStage DTS AutoStage is a comprehensive automotive infotainment offering, integrating our DTS premium audio solution, TiVo video platform, leading metadata capabilities, and legendary search and discovery algorithms to provide a vastly improved in-cabin entertainment experience. DTS AutoStage is a global system that enables car makers to use a single platform to deliver an enhanced infotainment experience for connected cars. Daimler launched the first series of automobiles featuring the DTS AutoStage platform in September 2020, followed by numerous vehicle brands thereafter.

In 2023, Xperi and BMW Group announced the deployment of the DTS AutoStage video service Powered by TiVo, across various models in the United States, Great Britain, Germany, France, Italy, Spain, and South Korea. This video service brings an award-winning, content-first experience to the connected car, delivering free premium content across live TV, news, sports, movies and more. BMW launched the first series of automobiles featuring AutoStage video service in fall of 2023, and plans to integrate this service into additional makes and models in 2024.

Media Platform

Media Platform provides the services and technology required to enable consumers to find, watch, and enjoy their favorite media entertainment on connected devices, while at the same time, providing us the ability to monetize this engagement with certain content. We license proprietary technology and services in an independent media platform that connects advertisers and entertainment producers to audiences they cannot as easily reach on other platforms.

Media Platform includes our Vewd middleware solutions, TiVo OS, TiVo Stream 4K, connected TVs and connected cars that leverage the TiVo OS, and the associated monetization of these endpoints.

Platform – TiVo OS

TiVo OS drives industry-leading consumer engagement by delivering rich metadata, personalization, natural language understanding and voice control, and content integration services. TiVo OS provides industry-leading content recommendations based on AI-defined insights encouraging consumers to continually discover their next new favorite program or show. TiVo OS brings services from long-time partners such as Disney, Hulu, and YouTube TV, among others, and seamlessly integrates local TV, free ad-supported TV (“FAST”), and the most popular services for Ad-supported Video on Demand (“AVOD”), Subscription Video on Demand (“SVOD”), and virtual Multichannel Video Programming Distributor (“vMVPD”) services. As the TiVo OS footprint increases, the inventory of FAST and AVOD services, such as our own TiVo+ network, also increases to provide a robust opportunity to monetize this unique, connected TV advertisement inventory.

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

Devices – TiVo OS for TV

TiVo OS for TV is a Linux-based Smart TV operating system that leverages TiVo OS technologies, features, and capabilities. The TiVo OS platform for Smart TVs launched in 2023 with our first Smart TV OEM partner Vestel. Since announcing Vestel as our initial TiVo OS partner, we have announced additional design wins with Sharp, Konka, and Skyworth, and have a total of five Smart TV OEMs under contract. TiVo OS for TVs is licensed as a software-as-a-service to Smart TV OEMs and will include the right to monetize all or part of the end-user content engagement over the life of the device. For Tier 2 and Tier 3 Smart TV OEMs, TiVo OS provides an opportunity to participate in the fast-growing connected TV monetization value chain with scale and cross-platform end-user insight not available to OEMs on a standalone basis.

Devices – TiVo OS for Car

TiVo OS for Car is a modified version of the Linux-based TiVo Smart TV operating system designed specifically for the automotive space. This solution is an optional feature available through our DTS AutoStage offering, known as DTS AutoStage with Video, Powered by TiVo. Our first design win was announced in 2022 with BMW and went into production in the fall of 2023, providing a living room-like experience through the display screen in the dashboard of the vehicle. With the successful launch of DTS AutoStage with Video in BMW cars, we have won an additional design with another European automotive OEM and are actively pursuing additional opportunities.

Monetization - TiVo OS

TiVo OS is primarily monetized through video or display advertisement impressions; subscription VOD, Pay-TV service bounties, and revenue shares; TV viewership data licensing; off-platform connected TV ads; and other opportunities on device clients that connect to and leverage TiVo OS.

As the footprint of devices using TiVo OS grows, we expect to monetize the devices through the following vehicles:

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

Growth Factors

There are several facets of our product growth strategy. These growth drivers include: the delivery and monetization of the TiVo OS into Smart TVs, infotainment (AutoStage) solutions into the connected car market, increased adoption of our IPTV solutions in the Pay-TV market, and unit growth in consumer electronics from DTS audio solutions. We have a long track record of developing premium solutions for the marketplace that provide an extraordinary experience for end users.

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

Our platform faces competition from companies such as Synamedia, MediaKind, Kudelski, Enghouse Systems Limited, and from solutions developed by multiple system operators such as Comcast and Liberty Global plc, which have created competing products that provide user interface software for use on set-top-boxes, consumer electronics, and mobile devices. Such companies may offer more economically attractive agreements to service providers and consumer electronics manufacturers by bundling multiple products together. We face competition for our Pay-TV product offerings from customers who choose to build their own interactive program guide and DVR solutions. We believe that we provide a strong alternative to “do-it-yourself” solutions, as we have innovative, high-quality products ready to be implemented, with local and network DVR, integrated data distribution infrastructure and content, as well as third-party services (such as VOD services). We differentiate our products by continuing to integrate our broad portfolio of products into a suite of solutions and services for our customers. We believe our solutions accelerate our customers’ time to market, are superior to “do-it-yourself” solutions, and can be deployed at a lower cost than internally built products.

In video metadata, we compete with other providers of entertainment-related content metadata such as Gracenote (a subsidiary of Nielsen Holdings plc) and Ericsson Group’s Red Bee Media, as well as a number of local metadata providers. While we do not believe our competitors’ metadata sets offer the same comprehensive breadth of focus on media exploration, discovery, and management in as many regions of the world as we do, we do believe they present competition to our metadata business for each of their areas of focus.

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

In addition to Dolby, we compete in specific product markets with companies such as Fraunhofer IIS and various other consumer electronics product manufacturers. Many of these competitors have a wide variety of strengths that afford them competitive advantages, such as longer operating histories, greater resources, greater name recognition, or the ability to offer their technologies for a lower price or for free. We have historically competed effectively against these companies due in part to our brand, complemented by marketing efforts, being perceived as a premium offering that contains superior proprietary technology, as well as the quality of our customer service and our inclusion in industry standards and our industry relationships.

Connected Car

Our HD Radio and DTS AutoStage solutions face competition from streaming and subscription-based digital service providers such as Sirius/XM, Pandora, Gracenote, and other digital audio, video and data service providers.

Media Platform

TiVo OS. We compete for Smart TV platform adoption with companies such as Roku, Alphabet, Inc’s Google TV and Amazon FireTV. We believe the overall OTT streaming market growth, our independent position, our differentiated end-user solution, and our more inclusive business model of sharing economics with Smart TV OEMs represents an opportunity where we can establish a strong position.

We work closely with content owners, advertisers, and ad agencies, where we monetize the viewing of ad-supported content across our TiVo OS platform. In doing so, we are competing with the same platforms and TV OEMs that operate their own TV operating systems such as Samsung, Vizio and LG.

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

TV Audience Data. We collect and analyze audience research data in an area where companies such as comScore, Inc. and Nielsen Holdings plc and other online data analytics companies compete for research spend from advertisers, advertising agencies and television networks. Other large companies are also focusing resources in this area including Comcast, Meta Platforms Inc. (Facebook) and Alphabet, Inc.’s Google business. Many of our existing customers are investing in platforms to enable their businesses with these capabilities. In this fast-expanding connected TV advertising market, we believe our cross-platform data insight from Pay-TV, IPTV, Automotive and TiVo OS households will allow us to create and promote a unique and compelling offering for advertisers.

Over time, we expect to see new competitors and other competing technologies emerge.

Intellectual Property Portfolio

We operate in an industry in which innovation, investment in new ideas and protection of our intellectual property rights are critical for success. We protect our innovations and inventions through a variety of means, including, but not limited to, applying for patent, copyright, and trademark protection domestically and internationally, and protecting our trade secrets. As of December 31, 2023, we held approximately 749 United States issued patents and 156 patent applications, as well as approximately 1,024 foreign issued patents and 210 patent applications. The last of the issued patents to expire is in 2042.

Research & Development

As demonstrated by our portfolio of industry-recognized, widely-deployed advanced technologies, we have a long track record of innovating in the fields of audio, and video discovery. We believe that ongoing investment in R&D is required for us to remain competitive in the markets we serve.

We have world-class talent and strong research and development capabilities in various locations throughout the world. Starting with core research, machine learning and advanced algorithm development, we continue to focus on next generation technology solutions. Our ongoing investment in R&D, supported by a strong industry network of partners, enables us to deliver differentiated, cost-effective solutions that enhance the end-user experience for an increasing universe of addressable markets.

Legislative and Regulatory Actions

General Government Regulation

We are subject to or affected by foreign and domestic general business regulations and laws, as well as regulations and laws specific to the internet and online services, including laws and regulations related to data privacy and security, consumer protection, data localization, encryption, telecommunications, payment processing, taxation, trade, intellectual property, competition, electronic contracts, advertising, content restrictions, protection of children, and accessibility, among others. Laws relating to many of these areas are being debated and considered for adoption by many countries throughout the world. Each jurisdiction may enact different standards, which could impact our ability to deliver or monetize data, services or other solutions.

The privacy regulatory landscape has been changing rapidly, and we may become subject to new privacy or cybersecurity laws and regulations in the U.S. and internationally. Such laws and regulations could affect our ability to process personal data (in particular, our ability to use certain data or personal information for purposes such as monetization, risk or fraud avoidance, and targeted marketing or advertising, or otherwise to provide data about the end-users and/or customers and their behavior), our ability to control our costs by using certain vendors or service providers, or our ability to offer certain services in certain jurisdictions, which in turn could negatively affect our financial condition and business operations, and subject us to fines, penalties, or other liability. For example, the California Consumer Privacy Act (“CCPA”) requires covered businesses to provide disclosures to California consumers and allows for a cause of action for data breaches. The CCPA also provides a consumer with the right to (i) opt out of certain sales of personal information, (ii) know the personal information that the business maintains about the consumer, and (iii) request deletion of personal information. It is unclear how the CCPA will be interpreted, but as currently written, it will likely impact our business activities and exemplifies the vulnerability of our business not only to cyber threats but also the evolving regulatory environment related to personal data. The CCPA’s privacy measures were amended and strengthened by the California Privacy Rights Act, or CPRA, which became effective on January 1, 2023, with enforcement commencing on July 1, 2023. The CPRA bolstered the consumer rights granted under CCPA and took the right to opt out of certain sales of personal information further to include the right to opt out of the sharing of personal information.

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

The legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain, including in the areas of intellectual property, cybersecurity, and privacy and data protection. There is uncertainty around the validity and enforceability of intellectual property rights related to the use, development, and deployment of AI technologies. Compliance with new or changing laws, regulations or industry standards relating to AI may impose significant operational costs and may limit our ability to develop, deploy or use AI technologies. There is no assurance that we will be able to appropriately respond to this evolving landscape, which may result in legal liability, regulatory action, or brand and reputational harm.

In the United States, service providers have been subject to claims of defamation, libel, invasion of privacy and other data protection claims, torts, unlawful activity, copyright or trademark infringement, or other theories based on the nature and content of the materials searched and the ads posted or the content generated by users. In addition, several other federal laws could have an impact on our business. For example, the Digital Millennium Copyright Act of 1998 has provisions that limit, but do not eliminate, our liability for hosting or linking to third-party websites that include materials that infringe copyrights or other rights, so long as we comply with the statutory requirements of this act. The Children’s Online Privacy Protection Act restricts the ability of service providers to collect information from minors and the Protection of Children from Sexual

Predators Act of 1998 requires service providers to report evidence of violations of federal child pornography laws under certain circumstances.

We are subject to a number of foreign and domestic laws and regulations that affect companies that import or export software and technology, such as the U.S. export control regulations as administered by the U.S. Department of Commerce.

Compatibility Between Cable Systems and CE Equipment

Beginning in 2003, the Federal Communications Commission (“FCC”) adopted regulations implementing an agreement between cable television system operators and CE manufacturers to facilitate the retail availability of so-called “plug and play” devices that use unidirectional CableCARDs, including digital televisions and other digital devices that enable subscribers to access cable television programming without the need for a set-top-box (STB) (but without the ability for consumers to use interactive content). In September 2020, the FCC eliminated rules requiring cable providers to support CableCARD. While the cable industry has continued to provide CableCARDs for third-party devices like ours, we cannot predict the ultimate impact of any new technical equipment regulations on our business and operations. Current FCC regulations no longer prohibit multi-channel video service providers from deploying navigation devices with combined security and non-security functions, and further developments with respect to these issues could impact the availability and/or demand for “plug and play” devices, particularly bi-directional devices and STBs, all of which could affect demand for UXs incorporated in STBs or CE devices. If the cable industry decided to cease providing CableCARD support for TiVo retail customers, recurring monthly retail service fees would be affected as customers would likely cancel the TiVo service on their devices.

Human Capital Resources

The opportunities for our success and growth depend in large part on our ability to attract, develop, and retain a talented and engaged workforce. In particular, we are competing for technical talent and we need to offer not only robust and attractive compensation packages but also provide broad opportunities for our employees to make an impact, grow, and develop. As of December 31, 2023, we had a global talent base consisting of approximately 2,100 full-time employees.

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

Our incentives are based on merit and we have a strong pay-for-performance culture. We benchmark our total rewards to ensure our compensation and benefit programs remain competitive with industry peers. Our compensation framework for employees reflects a combination of fixed and variable pay including base salary, bonuses, performance awards, and stock-based compensation. We offer employees benefits that vary by country and are designed to meet or exceed local laws and are competitive in the marketplace.

We invest in the career growth of our employees by providing a wide range of development opportunities, including face-to-face, virtual, social, and self-directed learning, mentoring, coaching, and external development. Annual assessments are performed to identify talent needs based on department goals and to evaluate how each function is positioned from a talent perspective. We believe in the principles of a learning organization and strive to provide continuous educational opportunities for our employees. We invest in a global online learning platform where more than 250 courses and programs are offered in a wide range of skill areas, providing development opportunities for employees to become more knowledgeable and effective in their roles. We also provide technical training through an online platform, offering more than 10,000 technical learning programs. We offer customized leadership and management development programs for our management teams.

We leverage our manager ecosystem, coupled with industry-standard performance management tools, to align corporate goals with employee objectives. Employees are encouraged to create and align individual, functional, and team-based goals, track performance against goals, write self-evaluations, and solicit feedback.

We have demonstrated support and commitment to developing a culture of non-discrimination and embracing diversity, equity, and inclusion throughout our workforce. We have numerous employee resource groups (“ERGs”), employee-led, voluntary communities for groups that share similar backgrounds or identities. ERGs develop programming throughout the year supporting culture and belonging, encourage diversity, and empower employees to achieve their personal and career goals. Our current employee resource groups represent the LGBTQ+ community (PRIDE at Xperi), the Black community (Mahogany at

Xperi, or MaX), women (Women in Tech, or WiT), the Asian and Pacific Islander community (API @ Xperi), the early professionals community (Early Professionals @ Xperi), and veterans (Veterans at Xperi, or VaX). We also have formed a Diversity, Equity and Inclusion council comprised of all levels of employees and senior executives. The purpose of the council is, among other things, to identify and address issues of diversity, equity, and inclusion through multiple and unique perspectives from a diverse group of our employees. In June 2020, we joined the business coalition in support of the Equality Act, a measure that supports federal legislation that would provide the same basic protections to LGBTQ+ people as are provided to other protected groups under federal law. The Board of Directors believes that board diversity is important to serving the long-term interests of stockholders and takes diversity into consideration when identifying potential director candidates.

We measure employee experience by collecting insight and understanding of engagement and satisfaction. We use an employee engagement survey, executive roundtables, and employee focus groups to solicit input. Task forces are regularly created to identify and address gaps, resulting in changes to policies and practices and benefits offerings.

Environmental, Social & Governance

Xperi will publish its latest Environmental, Social and Governance (“ESG”) report in the first half of 2024. Our report will be available on the Xperi website.

Using insights from the development of our inaugural materiality assessment, we created our ESG program around three key focus areas: Culture and Belonging, Resilience, and Community Impact. As part of our Resilience pillar, we aim to be positive stewards of the environment. Climate change is one of the defining challenges facing our society today, and we are committed to doing our part to address this challenge head on. In 2023, we conducted our second greenhouse gas (GHG) inventory of our Scope 1, 2, and 3 emissions to understand our environmental impact. This will inform our goal-setting in the future as we work to address our carbon footprint. We have taken additional steps to reduce our impact through actions such as increasing energy efficiency within our office buildings, reducing the square footage of our office portfolio, and migrating the majority of on-premise IT assets towards more energy efficient solutions.

Spin-Off Transaction

On October 1, 2022 (the “Distribution Date” or the “Separation Date”), the spin-off (the “Spin-Off” or the “Separation”) of the product business of Adeia Inc. (formerly known as Xperi Holding Corporation) (“Adeia” or the “Former Parent”) into Xperi Inc. (“Xperi”), was completed. The Spin-Off was achieved through our Former Parent's distribution (the “Distribution”) of 100% of the shares of Xperi’s common stock to holders of our Former Parent’s common stock as of the close of business on the record date of September 21, 2022 (the “Record Date”). Each Adeia stockholder of record received four shares of Xperi common stock for every ten shares of Adeia common stock held on the Record Date. Following the Spin-Off, we became an independent, publicly traded company with our common stock listed under the symbol “XPER” on the New York Stock Exchange (“NYSE”), and our Former Parent retains no ownership interest in Xperi.

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

Summary of Risk Factors

We are providing the following summary of the risk factors contained in this Annual Report on Form 10-K to enhance the readability and accessibility of our risk factor disclosures. This summary does not address all the risks that we face. We encourage you to carefully review the full risk factors contained in this Annual Report on Form 10-K in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. The primary categories by which we classify risks include those related to: (i) our business, (ii) cybersecurity, reliability and data privacy, (iii) intellectual property, (iv) macroeconomic conditions, (v) financial matters, (vi) regulatory and legal matters, (vii) our Separation from our Former Parent, and (viii) ownership of our common stock. Set forth below within each of these categories is a summary of the principal factors that make an investment in our common stock speculative or risky.

Risks Related to Our Business Operations

•
our ability to develop and timely deliver innovative technologies and services;
•
the highly competitive nature of our industry;
•
our relatively new monetization strategy may not be successful;
•
our ability to develop, maintain, and expand key relationships with TV OEMs and content publishers;
•
our ability to manage our disparate business operations efficiently;
•
our ability to generate revenues from royalty-based and advertising-based revenue models;
•
licensees delaying, refusing or being unable to make payments to us due to financial difficulties or otherwise;
•
the difficulty of verifying royalty amounts owed to us under our licensing agreements;
•
attracting and retaining the qualified and skilled employees needed to support our business;
•
competition in the provision of entertainment offerings involving the distribution of digital content provided by third-party application and content providers through broadband;
•
our ability to successfully execute acquisitions and divestitures;
•
our ability to maintain enough content released in the DTS audio format;
•
the sufficiency of demand for our Connected Car technologies to sustain projected growth;
•
our ability to penetrate the streaming and downloadable content delivery markets;
•
the interoperability of our technologies with consumer hardware devices;
•
our ability to adequately manage our increasingly complex distribution agreements;
•
investments in new products and services achieving technological feasibility or profitability;
•
errors, defects, or unintended performance problems that could render our products or services inoperable;
•
our dependence on the cooperation of third parties for the provision and delivery of our metadata;
•
our reliance on third parties to design, manufacture, distribute and supply hardware devices upon which our TiVo software and services operate;
•
our ability to forecast inventory levels;
•
the time and expense of qualifying, certifying and supporting our technologies, products and services;
•
our ability to expand our international sales and operations;

Risks Related to Cybersecurity, Reliability, and Data Privacy

•
cybersecurity and stability risks, information technology system failures, and security breaches;
•
legal obligations and potential liability or reputational harm related to our collection, storage, and use of personal and confidential information;

Risks Related to Intellectual Property

•
intellectual property infringement claims and litigation resulting in significant costs or the loss of important intellectual property rights;

•
failure or inability to protect or enforce our intellectual property or proprietary rights;
•
failure to protect our brand from third-party infringement or increase our brand awareness;
•
our use of open source software;
•
our agreements to indemnify certain of our partners if our technology is alleged to infringe on third parties’ intellectual property rights;
•
governmental and industry standards that may significantly limit our business opportunities;

Risks Related to Macroeconomic Conditions

•
the impact of macroeconomic conditions, natural disasters, geopolitical conflicts, or other natural or man-made catastrophic events on our business;

Risks Related to Financial Matters

•
the impairment of our goodwill and other intangible assets;
•
changes in our tax rates or exposure to additional tax assessments;

Risks Related to Regulatory and Legal Matters

•
enactment of or changes to government regulation or laws related to our business;
•
U.S. or international rules (or the absence of rules) that permit internet access network operators to degrade users’ internet service speeds or limit internet data consumption by users;
•
liability for content that is distributed through or advertising that is served through our media platform;
•
compliance with broadcast laws and regulations;
•
compliance with anti-corruption or bribery laws;
•
our ability to maintain effective internal control over financial reporting;
•
compliance with laws and regulations related to the payment of income taxes and collection of indirect taxes;
•
changes to U.S. or foreign taxation laws or regulations;
•
litigation, claims, regulatory inquiries, investigations, and other legal proceedings;
•
evolving state and federal laws and regulations relating to our advertising, marketing and sales directly to consumers;
•
lack of regulations relating to the compatibility between cable systems and CE equipment;

Risks Related to the Separation

•
our ability to achieve some or all of the benefits that we expect to achieve from our Separation;
•
failure of the Distribution to qualify for non-recognition treatment for U.S. federal income tax purposes;
•
indemnification liability if the Distribution and other related transactions are taxable to our Former Parent;
•
continuing contingent tax-related liabilities of our Former Parent;
•
adjustments of our tax accounts if our Former Parent utilizes certain pre-Separation tax attributes;
•
restrictions that we agreed to in order to preserve the tax-free treatment of the Distribution;
•
the unreliability of combined historical financial information as an indicator of future results as a standalone company;
•
our ability to enjoy the same benefits of diversity, leverage and market reputation as a standalone company;
•
our indemnification obligations to our Former Parent for certain liabilities, and our Former Parent’s ability to satisfy its indemnification obligations to us;
•
potential liabilities arising out of state and federal fraudulent conveyance laws and legal distribution requirements;
•
competition from our Former Parent;
•
our ability to achieve contractual terms from unaffiliated third parties;

Risks Related to Ownership of Our Common Stock

•
uncertainty that an active trading market for our common stock will be sustained;
•
our inability to guarantee the timing, amount or payment of dividends, if any, on our common stock in the future;
•
dilution of a stockholder’s percentage of ownership in us in the future;
•
provisions in our charter and bylaws and in the Tax Matters Agreement that may prevent or delay an acquisition of us;
•
the limitations resulting from our selection of the Delaware Court of Chancery and the U.S. federal district courts as the exclusive forums for substantially all disputes between us and our stockholders; and
•
the limitations resulting from our status as an emerging growth company.

Risks Relating to Our Business Operations

We may not be able to develop and timely deliver innovative technologies and services in response to changes in our markets and industries.

The markets for our products, services and technologies are characterized by an increasingly competitive landscape, rapid change and technological evolution and obsolescence, new and improved product introduction, changing consumer demand, and evolving industry standards. We will need to continue to expend considerable resources on research and development in the future in order to continue to design, deliver and enhance innovative media, entertainment, audio, and machine learning products, services and technologies. The development of enhanced and new technologies, products, and services is a complex, costly and uncertain process requiring high levels of innovation, highly skilled engineering and development personnel, and the accurate anticipation of technological and market trends. For example, we recently announced new design wins for TiVo OS, our embedded operating system, and DTS AutoStage video service Powered by TiVo, our in-car video service. If we fail to timely and successfully deliver these products to our customers, our future growth and profitability may be negatively impacted. Despite our efforts, we:

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
•
cannot ensure that these new products, services or technologies will be as profitable as expected, if at all, even if we achieve market acceptance;
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
•
cannot ensure that our competitors and/or potential customers will not develop products, services or technologies similar to those developed by us, resulting in a reduction in the potential demand for our newly developed products, services or technologies; and
•
may not correctly identify new or changing market trends at an early enough stage to capitalize on market opportunities.

Furthermore, the decision by a party dominant in the value chain to provide competing technologies at very low or no cost, or to offer additional incentives such as marketing spend commitments, could cause our customers and other manufacturers not to utilize our technologies or services. Our customers may choose to use technologies that their own in-house engineering teams have developed, or in which they have an interest. Accordingly, our revenue could decline if our customers choose not to incorporate our technologies in their products, or if they sell fewer products incorporating our technologies. Our failure to successfully develop new and improved products, services and technologies, including as a result of any of the risks described above, may reduce our future growth and profitability and may adversely affect our business, financial condition and results of operations.

Our products and services face intense competition from various sources, and we may not be able to compete effectively.

We expect that our technologies will continue to compete with technologies of internal design groups at competing companies or from our customers. The internal design groups of these companies create their own audio, entertainment, and media solutions. If these internal design groups introduce unique solutions that are comparable or superior to our technology, they may not need to license our technology. These groups may design technology that is less expensive to implement or that enables products with higher performance or additional features. Many of these groups have substantially greater resources, greater financial strength and lower cost structures which may allow them to undercut our price. They also have the inherent advantage of access to internal corporate strategies, technology road maps and technical information. As a result, they may be able to bring alternative solutions to market more easily and quickly. We face competitive risks across all our businesses, including:

•
our Media Platform and Pay-TV solutions face significant competition from companies that produce and market TV operating systems, program guides and television schedule information in a variety of formats, including passive and interactive on-screen electronic guide services, online listings, over the top applications and against customers and potential customers who choose to build their own TV operating systems or interactive program guide;
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

Our monetization strategy is relatively new and may not be successful, which could adversely impact our business.

Our Media Platform’s monetization strategy depends on our ability to generate revenue from advertisers, primarily from the sale of digital advertising and related services and media and entertainment promotional spending. Our success will depend on our ability to increase the number of active users and the number of hours that are viewed by them. As the user base grows and we increase the amount of content offered and viewed by users, we will need to effectively monetize the user base based on their viewing activity. Our ability to deliver more relevant advertisements to users and to increase the value of our services to advertisers depends in part on the collection or use of user engagement data, which may be restricted or prevented due to a number of factors including users having the ability to opt out from our, our service providers’, or our advertising partners’ collection and use of this data, restrictions imposed by advertisers, content providers, or service providers, changes in technology, and developments in laws, regulations, and industry standards. If users spend most of their time within content where we have limited or no ability to place advertisements or leverage user information, users opt out from our ability to collect data for use in providing more relevant advertisements, or we are otherwise not able to collect or use such information, we may not be able to achieve the expected growth in monetization revenue or profitability. There can be no assurance that we will be successful in executing our monetization strategy, or in accurately forecasting potential revenues from our Media Platform solutions.

Our Media Platform business may not be successful in developing, maintaining, and expanding key relationships with TV OEMs and content publishers.

Our monetization strategy depends on our ability to develop, maintain and expand our relationships with key TV manufacturing partners and content publishers. The initial focus of TiVo OS was to launch in Smart TVs in the EU market, which is a relatively new market for our Media Platform business. However, the overall success of our monetization strategy will depend in part on our ability to expand TiVo OS into additional Smart TVs for the United States and other international markets.

We need to identify, establish and maintain relationships with content publishers to provide users with popular streaming services, channels and content. Furthermore, we need to develop new relationships with local content partners or enter into new arrangements with existing content publishers as we enter into new international markets or expand our services and features. Some TV manufacturers will not deploy TiVo OS unless specific content publishers are on the platform, and there can be no assurance that we will be able to secure relationships with the key content publishers.

We do not typically receive license revenue from our TiVo OS arrangements with TV manufacturers, and we expect to incur significant expenses in connection with these commercial agreements. The primary economic benefits that we expect to derive from these license arrangements will be indirect, primarily from growing the number of active users to generate advertising-related revenue. If these arrangements do not result in an increase in active users, or if that growth does not result in an increase in advertising-related revenue, our business may be harmed. If we are not successful in maintaining existing and creating new relationships with TV manufacturing partners, or if we encounter technological, content licensing, or other impediments to these relationships, our ability to grow our business could be adversely impacted. In addition, if our TV manufacturing partners reduce their forecasts or delay the market launch dates for distributing Smart TVs with TiVo OS, or if they choose to deploy with a competitor’s operating system or develop their own operating system, our business may be harmed.

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

Furthermore, the disposition or discontinuance of an existing product line or business division, or separation or spinoff of a business unit, entails various risks, including the risk of not being able to obtain a purchaser, or, if obtained, that the purchase price may not be equal to at least the net asset book value for the product line or business unit, or the value that investors place on it as reflected by our stock price. Other risks of such actions include adversely affecting employee morale, managing the expectations of, and maintaining good relations with, customers of disposed or discontinued product lines or business divisions, which could prevent selling other products to them. We may also incur other significant liabilities and costs associated with disposal or discontinuance of product lines or business divisions, or separation of business units, including employee severance costs, relocation expenses, impairment of lease obligations and long-lived assets, and expenses associated with tax, legal and financial advisers. The effects of such actions may adversely impact our business, financial condition and results of operations.

Our business depends, in part, on royalty-based and advertising-based revenue models, which are inherently risky.

Our business is dependent, in part, on future royalties and/or advertising revenues paid to us by customers and partners. Royalty payments under our licenses may be based upon, among other things, the number of subscribers for Pay-TV, a percent of net sales, a per-unit sold basis or a fixed monthly, quarterly or annual amount. Advertising-related revenue may be based upon, among other things, the number of users who watch a particular service, availability of inventory, advertiser interest and opportunities to personalize advertisements. We are dependent upon our ability to structure, negotiate and enforce agreements for the determination and payment of royalties and advertising-based revenue, as well as upon our customers’ and partners’ compliance with their agreements. We face risks inherent in royalty-based and/or advertising-based business models, many of which are outside of our control, such as the following:

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
•
the allocation by advertisers of their budgets to traditional advertising, such as traditional television, radio and print, and to advertising through social media and other digital platforms;
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
•
the length of the design cycle and our customers’ ability to successfully integrate certain of our technologies into integrated circuits;
•
the demand for products that incorporate our licensed technology;
•
the cyclicality of supply and demand for products using our licensed technology;
•
the seasonal nature of advertising consumption and the associated variance to revenue based on those changes;
•
the impact of economic downturns and labor disruptions such as strikes; and
•
the impact of poor financial performance of our customers.

For example, the ability to enjoy digital entertainment content downloaded or streamed over the internet has caused some consumers to elect to cancel their Pay-TV subscriptions. If our Pay-TV customers are unable to maintain their subscriber bases, the royalties they owe us will decline. In addition, large streaming platforms such as Netflix, Disney+ and Amazon Prime Video have launched ad-supported tiers in their streaming services, which may further increase competition for streaming advertising revenue. Also, the recent strikes called by the Writers Guild of America and SAG-AFTRA reduced the demand for advertising and media and entertainment promotional spending campaigns, which could negatively impact our business and results of operations. Although the strikes have been resolved, there can be no assurance that there would not be reduced demand for advertising and media and entertainment promotional spending campaigns for a period of time, which may adversely affect our business, financial condition, results of operations and cash flows.

Our licensees may delay, refuse to or be unable to make payments to us due to financial difficulties or otherwise, or shift their licensed products to other companies to lower their royalties to us.

A number of our customers may face severe financial difficulties from time to time, which may result in their inability to make payments to us in a timely manner, or at all. In addition, we have had a history of, and we may in the future experience, customers that delay or refuse to make payments owed to us under license or settlement agreements. Our customers may also merge with or may shift the manufacture of licensed products to companies that are not currently licensees of our technology. This could make the collection process complex, difficult, and costly, which may adversely impact our business, financial condition, results of operations and cash flows.

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

We have previously launched access in certain of our products and services to the entertainment offerings of Amazon Prime Video, Netflix, Hulu Plus, HBO Max, Disney+, VUDU, Paramount+, Peacock, and others for the distribution of digital content directly to broadband-connected TiVo devices. These entertainment offerings typically involve no significant long-term commitments. We face competitive, technological and business risks in our ongoing provision of entertainment offerings involving the distribution of digital content through broadband to consumer televisions with such offerings, including the availability of premium and high-definition content, as well as the speed and quality of the delivery of such content to partner devices. For instance, we face increased competition from a growing number of broadband-enabled devices from providers such as Roku, Apple TV, Amazon FireTV and Chromecast that provide broadband-delivered digital content directly to a consumer’s television connected to such a device. Additionally, we face competition from online content providers and other personal computer (“PC”) software providers who deliver digital content directly to a consumer’s PC, which in some cases may then be viewed on a consumer’s television. The TiVo OS solution faces competition from other Smart TV operating systems, as well as non-Smart TVs that utilize broadband-enabled devices. If we are unable to provide a competitive entertainment offering on our own, or an equivalent offering with other third parties, the attractiveness of the TiVo service to new users would be harmed as consumers increasingly look for new ways to receive and view digital content and our ability to retain and attract users would be harmed. Recent rapid transformation in licensing and distribution of digital content has made the industry less predictable and more volatile and if we are unable to adapt to developments in this space, our business, financial condition and results of operations may be harmed.

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

Some of our third-party license arrangements require that we license others’ technologies and/or integrate our solutions with others. In addition, we rely on third parties to report usage and volume information to us. Delays, errors or omissions in this information could harm our business. If these third parties choose not to support integration efforts or delay the integration of our solutions, our business, financial condition and results of operations could be harmed.

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

We have made several acquisitions, domestically and internationally, and recently divested our imaging and in-car monitoring business. Our current plan is to continue to acquire or divest assets, technologies, or companies where we believe the transaction would be strategic to our future business or otherwise would be in the best interest of the Company and our stockholders. Acquisitions and divestitures involve challenges in terms of successful integration or separation, as applicable, of technologies, products, services, and employees. We may not realize the anticipated benefits of acquisitions or divestitures we may complete in the future, and we may not be able to successfully incorporate or separate the applicable services, products, or technologies, or integrate or separate personnel from the applicable businesses, in which case our business, financial condition and results of operations could be harmed.

The changes resulting from acquisitions and divestitures may place a significant strain on our management team and on our operational and financial systems, procedures, and controls. Our future success will depend, in part, upon the ability of our management team to manage such changes effectively, requiring our management to:

•
recruit, hire, and train additional personnel, or effectively manage the transition of exiting personnel;
•
transition and improve our operational and financial systems, procedures, and controls;
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

In addition, we may not be successful in maintaining existing relationships or developing new relationships with partners or content providers. As a result, we cannot ensure that a sufficient amount of content will be released in a DTS audio format or that manufacturers will continue offering DTS decoders in the consumer electronics products that they sell. For example, an agreement between DTS, Inc. and IMAX Corporation (“IMAX”) expired on December 31, 2023, and the parties have been in active discussions for the possible renewal of the agreement. If the parties are not able to renew the agreement, DTS will not be able to sign new agreements with product manufacturers to support our business, or if the terms of the renewal are less favorable to us, our business, financial condition, and results of operations, including revenues from our DTS audio technologies, could be materially adversely affected.

Demand for our Connected Car technologies, including HD Radio and DTS AutoStage, may be insufficient to sustain projected growth.

Demand for and adoption of our Connected Car technologies, including HD Radio and DTS AutoStage, may not be sufficient for us to continue to increase the number of customers for these technologies, which include IC manufacturers, manufacturers of broadcast transmission equipment, consumer electronics product manufacturers, component manufacturers, data service providers, manufacturers of specialized and test equipment and radio broadcasters, automobile manufacturers and Tier 1 suppliers to automobile manufacturers.

Demand for our automotive technologies also may be impacted by declines in the automotive industry, which historically has been cyclical and experienced downturns during declining economic conditions. The persistent downturn in the automotive markets resulting from the COVID-19 pandemic and related events reduced demand for these technologies. There is no guarantee that growth trends will return to our pre-pandemic level, and a sustained reduction in our automotive-based royalties may cause us to fail to meet our previously projected growth rates. Furthermore, demand for and adoption of our HD Radio and DTS AutoStage technologies and services may not continue to increase and may face increased competition from existing suppliers or new entrants providing the same or similar services.

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

Furthermore, our inclusion in mobile and other network-connected devices may be less profitable for us than optical disc players. The online and mobile markets are characterized by intense competition, evolving industry standards and business and distribution models, disruptive software and hardware technology developments, frequent new product and service introductions, short product and service life cycles, and price sensitivity on the part of consumers, all of which may result in downward pressure on pricing. If we are unable to adequately and timely respond to the foregoing, our business, financial condition, and results of operations could be adversely affected.

The success of certain of our solutions depends on the interoperability of our technologies with consumer hardware devices.

To be successful, we design certain of our solutions to interoperate effectively with a variety of consumer hardware devices, including PCs, tablets, smartphones, TVs, set-top boxes, video game consoles, MP3 devices, multi-media storage devices, portable media players, DVD players and recorders, and Blu-ray players. Certain of our TiVo products rely on multiple systems operator support of CableCARD. We depend on significant cooperation with manufacturers of these devices and the components integrated into these devices, as well as software providers that create the operating systems for such devices, to incorporate certain of our technologies into their product offerings and ensure consistent playback of encoded files. Currently, a limited number of devices are designed to support certain of our technologies. If we are unsuccessful in causing component manufacturers, device manufacturers and software providers to integrate certain of our technologies into their product offerings, those technologies may become less accessible to consumers, which would adversely affect our business, financial condition, and results of operations.

Our failure to adequately manage our increasingly complex distribution agreements, including licensing, development and engineering services, may cause unexpected delays and loss of revenue in the deployment of advanced television solutions.

In connection with our deployment arrangements for TiVo Pay-TV products, we engage in complex licensing, development and engineering services arrangements with our marketing partners and distributors. These deployment agreements with television service providers usually provide for some or all of the following deliverables: software engineering services, solution integration services, hosting the TiVo service, maintenance and support. In general, these contracts are long-term and complex and often rely on the timely performance of such television service provider’s third-party vendors that are outside of our control. The engineering services and technology we agree to provide and/or develop may be essential to the functionality of the licensed software and delivered product or such software may involve significant customization and modification for each customer. We have experienced in the past, and may in the future experience, delays in delivery with television service providers as well as significant increases in expected costs of development and performance in certain instances. Additional delays could lead to additional costs and adverse accounting treatments, potentially resulting in us recognizing costs earlier than expected. If we are unable to deliver the contracted-for technology, including specified customizations and modifications and services in a timely manner or at all, then we could face penalties in the form of unreimbursed engineering development work, loss of subscriber or minimum financial commitments on the part of our partners or in extreme cases, the early termination of such distribution agreements. In any such case, our business, financial condition, and results of operation may be harmed.

We make significant investments in new products and services that may not achieve technological feasibility or profitability or that may limit our growth.

We have made and will continue to make significant investments in research, development, and marketing of new technologies, products and services, including audio and media, as well as through our Perceive subsidiary and its hardware and software solutions for high-performance inference at the edge. Investments in new technologies are speculative and technological feasibility may not be achieved. Commercial success depends on many factors including demand for innovative technology, availability of materials and equipment, selling price the market is willing to bear, competition and effective licensing or product sales. We may not achieve significant revenue from new product and service investments for a number of years, if at all. Moreover, new technologies, products and services may not be profitable, and even if they are profitable, operating margins for new products and businesses may not be as high as the margins we have experienced historically or originally anticipated.

For example, we have incurred, and expect to continue to incur, substantial research and development expenses through our Perceive subsidiary focused on delivering edge inference solutions. We do not have prior experience as a company in the development or marketing of similar hardware or software. We will need to continue to find and hire qualified and experienced personnel to advance this business. In addition, technologies such as those we are developing are subject to supply chain disruptions, cost pressures, extensive competition, and a relentless pace of innovation. These products could be copied or functionally surpassed by other designers, manufacturers, or innovators, some of whom may have far greater financial resources than us, and who may be able to develop products with greater capabilities or lower cost. Potential customers may also be hesitant in adopting new technologies and may instead turn to competitors who offer competing products in different deployment models. Our technologies may also require potential customers to adapt their existing software to fully realize their advantages. Delays or reluctance by customers to adapt their software could affect the success of these technologies in the marketplace, which may adversely impact our business, financial condition, and results of operation.

Our products and services could be susceptible to errors, defects, or unintended performance problems that could result in lost revenue, liability or delayed or limited market acceptance.

We develop and offer complex solutions, which we license and otherwise provide to customers. The performance of these solutions typically involves working with sophisticated software, computing, and communications systems.

Due to the complexity of these products and services, and despite our quality assurance testing, the products may contain undetected defects or errors that may affect the proper use or application of such products or services by the customer. Because certain of our products and services are embedded in hardware, digital content, and other software, or rely on stable transmissions, our solutions’ performance could unintentionally jeopardize our customers’ product performance. Because customers rely on our products and services as used in their hardware, software and applications, defects or errors in our products or services may discourage customers from purchasing our products or services.

These defects or errors could also result in product liability, service level agreement claims or warranty claims. Although we attempt to reduce the risk of losses resulting from these claims through warranty disclaimers and limitation of liability clauses in our agreements, these contractual provisions may not be enforceable in every instance. Any such defects, errors, or unintended performance problems in existing or new products or services, and any inability to meet customer expectations in a timely manner, could result in loss of revenue or market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation, increased insurance costs and increased service costs, any of which could materially harm our business, financial condition and results of operations.

Dependence on the cooperation of third parties for the provision and delivery of our metadata may adversely affect our revenue.

We use metadata in certain of our products and services, including Pay-TV and Connected Car, and we distribute metadata as a revenue generating activity. We rely on third-party providers to deliver our metadata to our customers, including automobiles and some of the CE devices that include our user experience (UX) and interactive program guides. Further, our national data network provides customized and localized listings for Pay-TV and licensees of our data used in third-party products, including third-party interactive program guides. In addition, we purchase certain metadata from commercial vendors that we redistribute. The quality, accuracy and timeliness of that metadata may not continue to meet our standards or be acceptable to consumers. There can be no assurance that commercial vendors, including metadata providers, will distribute data to us without error, or at all, or that the agreements that govern some of these relationships can be maintained on favorable economic terms.

Technological changes may also impede the ability to distribute metadata. Our inability to renew existing arrangements on terms that are favorable to us, or enter into alternative arrangements that allow us to effectively provide and transmit our metadata to customers, could have a material adverse effect on our businesses that leverage metadata, including our interactive program guide business, and could damage the attractiveness of our metadata offerings to our customers or could increase the costs associated with providing our metadata offerings, and cause our revenue or margins to decline, which would adversely impact business, financial condition and results of operations.

We depend on a limited number of third parties to design, manufacture, distribute and supply hardware devices upon which our TiVo software and services operate.

Our TiVo software and services operate on a number of hardware products, including DVR and non-DVR set-top-boxes and TVs with TiVo OS that are produced by third-party hardware companies. If one or more of these third parties is unable or unwilling to produce or distribute such hardware products, our business could be harmed. Further, if we fail to effectively manage the integration of our software and services with our hardware partners’ devices, we or our manufacturing partners could suffer from product recalls, poorly performing products and higher than anticipated warranty costs.

For TiVo OS, we are relying on third-party hardware companies to assist in the development, distribution and launch of a new market entry product. If one or more of these third parties is unable or unwilling to meet its obligations regarding such entry, the success of TiVo OS could be harmed.

In addition, our third-party partners may depend on suppliers for key components and services in order to manufacture hardware products that run our software, and they may be subject to risks of supply shortages and unexpected cost increases.

Additionally, certain features and functionalities of our TiVo OS, TiVo service, and DVRs and non-DVR set-top-boxes that incorporate our software depend on third-party components and technologies. If we or our third-party partners are unable to purchase or license such third-party components or technologies, we may not be able to offer certain related features and functionalities to our customers. In such a case, the desirability of our products to our customers could be reduced, thus harming our business, financial condition, and results of operations.

We also rely on third parties to whom we outsource supply chain activities related to inventory warehousing, order fulfillment, distribution, and other direct sales logistics to provide cost-effective and efficient supply chain services. We cannot be sure that these parties will perform their obligations as expected or that any revenue, cost savings or other benefits will be derived from the efforts of these parties. If one or several of our third-party supply chain partners were to discontinue service to us, our ability to fulfill sales orders through the TiVo website and distribute inventory timely, cost effectively, or at all, may be delayed or prevented, which could harm our business, financial condition, and results of operation. Any of these events could require us to undertake unforeseen additional responsibilities or devote additional resources to commercialize our TiVo service. Any of these outcomes could harm our ability to compete effectively and achieve increased market acceptance and brand recognition.

We maintain inventories of TiVo-branded products based on our demand forecast, which may be incorrect and lead to excess or insufficient inventory.

In connection with our sales of TiVo-branded products through the TiVo website, we maintain an inventory of certain DVR and non-DVR products based on our demand forecast. Due to the seasonality in our business and the nature of these mature product lines, we make inventory decisions for these products well in advance of our peak selling periods. As such, we are subject to risks in managing the inventory needs of our business during the year and over the lifecycle of the product lines, including estimating the appropriate quantity and mix of demand across our older and newer DVR and non-DVR products. Should actual market conditions differ from our estimates, our future results of operations could be materially affected. Excess purchase commitments as a result of unforeseen changes in our sales forecast, pricing terms or cost structures may require us to record a loss that may adversely affect our business, financial condition and results of operations.

Qualifying, certifying and supporting our technologies, products and services is time-consuming and expensive.

We devote significant time and resources to qualify and support our software products on various automotive, personal computer, CE and mobile platforms, including operating systems from Apple, Google and Microsoft. In addition, we maintain high-quality standards for products that incorporate our technologies, products, and services through a quality control certification process. To the extent that any previously qualified, certified and/or supported platform, product or service is modified or upgraded, or our business expands into new regions that may have different or additional requirements, or we need to qualify, certify or support a new platform, product or service, we could be required to expend additional engineering time and resources, which could delay the launch of such technologies, products or services and add significantly to our development expenses, which may adversely affect our business, financial condition and results of operations.

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

Any one or more of the above factors may adversely affect our international operations and could significantly affect our business, financial condition, results of operations and cash flows. The results of our operations will be dependent to a large extent upon the global economy. Geopolitical factors such as terrorist activities, wars, foreign invasion or armed conflict (such as the current Russia/Ukraine conflict and the Israel-Hamas war), tariffs, trade disputes, local or global recessions, diplomatic or economic tensions (such as the tension between China and Taiwan), long-term environmental risks, climate change, or global health conditions that adversely affect the global economy may adversely affect our business, financial condition and results of operations.

Additionally, our business could be materially adversely affected if foreign markets do not continue to develop, if we do not receive additional orders to supply our technologies, products or services for use by international Pay-TV service providers, TV OEMs, automobile, CE and set-top-box manufacturers, PPV/VOD providers and others, or if regulations governing our international business change. Changes to the statutes or regulations with respect to export of encryption technologies could require us to redesign our products or technologies or prevent us from selling our products and licensing our technologies internationally.

We may need to raise additional debt or equity capital in order to pursue our business objectives or respond to opportunities, challenges, or unforeseen circumstances. If such capital is not available to us on viable terms or at all, our business, operating results, and financial condition may be harmed.

We may require additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances, including to develop new products or services, further improve existing products and services, or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional capital. However, additional capital may not be available when we need it, on terms that are acceptable to us, or at all. In addition, any debt financing that we secure in the future could involve restrictive covenants which may make it more difficult for us to obtain additional capital and to pursue business opportunities.

As of December 31, 2023, we had $50.0 million in principal balance outstanding under the Promissory Note issued in connection with the Vewd Acquisition, which matures on July 1, 2025. Our indebtedness may limit our ability to borrow additional funds, limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes, require us to use a substantial portion of our cash flow from operations to repay our debt obligations, limit our flexibility to plan for, or react to, changes in our business and industry, place us at a competitive disadvantage compared to our less leveraged competitors and increase our vulnerability to the impact of adverse economic and industry conditions.

Risks Related to Cybersecurity and Data Privacy

Significant disruptions of our information technology systems or data security incidents could harm our reputation, cause us to modify our business practices, and otherwise adversely affect our business and subject us to liability.

We are dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store, process, and transmit large amounts of sensitive corporate, personal, and other information, including intellectual property, proprietary business information, user payment card information, other user information, employee information, and other confidential information. It is critical that we do so in a secure manner to maintain the confidentiality, integrity, and availability of such information. Our obligations under applicable laws, regulations, contracts, industry standards, self-certifications, and other documentation may include maintaining the confidentiality, integrity, and availability of personal information in our possession or control, maintaining reasonable and appropriate security safeguards as part of an information security program, and complying with requirements regarding the use or cross-border transfer of such personal information. These obligations create potential legal liability to regulators, our business partners, our users, and other relevant stakeholders and impact the attractiveness of our services to existing and potential users.

Despite our provisions for system redundancy and the implementation of security measures within our internal and external information technology and networking systems, our information technology systems and those of third parties that we utilize in our operations may be subject to security breaches, unauthorized access (malicious or accidental), misuse of information by authorized users, data leaks or unintentional exposure of information, failed processes or other bugs, loss of data, damages from computer viruses or malware, natural disasters, terrorism, telecommunication failures or disruption of service. In addition, our online business activities depend on the ability to store and transmit confidential information and licensed intellectual property securely on our systems and third-party systems, and over private, hybrid and public networks. Any compromise of our ability to store or transmit such information and data securely or reliably, and any costs associated with preventing or eliminating such problems, could harm our business, financial condition, and results of operations. Our storage and online transmissions and business activities are subject to a number of security and stability risks, including:

•
our own or licensed encryption and authentication technology, or access or security procedures, may be compromised, breached or otherwise be insufficient to ensure the security of customer or user information or intellectual property;
•
we could experience unauthorized access, computer viruses, ransomware, system interference or destruction, “denial of service” attacks and other disruptive problems, whether intentional or accidental, that may inhibit or prevent access to our websites and infrastructure or use of our products and services, or cause customer or user information or other sensitive information to be disclosed to a perpetrator, others or the general public;
•
someone could circumvent our security measures and misappropriate our information or our customers’ or users’ proprietary information or content or interrupt operations, or jeopardize our licensing arrangements, many of which are contingent on our sustaining appropriate security protections;
•
our computer systems could fail and lead to service interruptions or downtime for television, other media services, or websites, which may include e-commerce websites;
•
we could inadvertently disclose customer or user information; or
•
we may need to grow, upgrade, resize, reconfigure or relocate our data centers, or migrate to third-party cloud storage services, in response to changing business needs, which may be costly and lead to unplanned disruptions of service.

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

The occurrence of any of these or similar events could damage our business, hurt our ability to distribute products and services and collect revenue, threaten the proprietary or confidential nature of our technology, harm our reputation, increase the costs of our ongoing cybersecurity protections and enhancements or to remedy damages caused by breaches or disruptions, and expose us to litigation, government investigations, and other liabilities. Because some of our technologies are intended to inhibit use of or restrict access to our customers’ intellectual property, we may become the target of hackers or other persons whose use of or access to our customers’ intellectual property is affected by our technologies. Also, hackers may, for financial gain or other motives, seek to infiltrate or damage our systems, or obtain sensitive business information or customer or user information. We also may be exposed to customer or user claims, or other liability, in connection with any security breach or inadvertent disclosure. We may be required to expend significant capital or other resources to protect against the threat of security breaches, hacker attacks or system malfunctions or to alleviate problems caused by such breaches, attacks or failures.

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

Additionally, from time to time, we may determine to update or upgrade our information systems or conduct system migrations. These changes may be costly and disruptive to our operations, could impose substantial demands on management time, and could harm our business operations if not implemented properly or promptly.

We and our service providers and partners collect, process, transmit, and store personal and confidential information, which creates legal obligations and exposes us to potential liability.

We collect, process, transmit, and store personal or confidential information about consumers and their devices, employees, job applicants and partners, and we rely on third-party service providers to collect, process, transmit, and store personal or confidential information (including our users’ payment card data and video and audio recordings). We collect such information from individuals located both in the United States and abroad and may store or process such information outside the country in which it was collected. Further, we, our service providers and our business partners use tracking technologies, including cookies, device identifiers, and related technologies, to help us manage and track our users’ interactions with our products and services, devices, website, and partners’ content and deliver relevant advertising and personalized content for ourselves and on behalf of our partners on our products.

We collect information about the interaction of users with our products or services, devices, website, advertisements, and content partners’ streaming apps. To deliver relevant advertisements effectively, we must successfully leverage this data, as well as data provided by third parties. Our ability to collect and use such data could be restricted by a number of factors, including users having the ability to refuse consent to or opt out from our, our service providers’, or our advertising partners’ collection and use of this data, restrictions imposed by advertisers, content partners, licensors, and service providers, changes in technology, and developments in laws, regulations, and industry standards. For example, certain European Union (“EU”) laws and regulations prohibit access to or storage of information on a user’s device (such as cookies and similar technologies that we use for advertising) that is not “strictly necessary” to provide a user-requested service or used for the “sole purpose” of a transmission unless the user has provided consent, and users may choose not to provide this consent to collection of information which is used for advertising purposes.

Additionally, certain device manufacturers or operating system providers may restrict the deployment of cookies and similar technologies, or otherwise restrict the collection of personal information through these or other tools, via our applications. Any restrictions on our ability to collect or use data could harm our ability to grow our revenue, particularly our Media Platform revenue which depends on engaging the relevant recipients of advertising campaigns.

Various federal, state, and foreign laws and regulations as well as industry standards and contractual obligations govern the collection, use, retention, protection, disclosure, cross-border transfer, localization, sharing, and security of the data we receive from and about our users, employees, and other individuals. The regulatory environment for the collection and use of personal information by device manufacturers, online service providers, content distributors, advertisers, and publishers is evolving in the United States and internationally.

Privacy and consumer rights groups and government bodies (including the U.S. Federal Trade Commission (“FTC”), state attorneys general, the European Commission, European and UK data protection authorities), have increasingly scrutinized privacy issues with respect to devices that identify or are identifiable to a person (or household or device) and personal information collected through the internet, and we expect such scrutiny to continue to increase. The U.S. federal government, U.S. states, and foreign governments have enacted (or are considering) laws and regulations that could significantly restrict industry participants’ ability to collect, use, and share personal information, such as by regulating the level of consumer notice and consent required before a company can place cookies or other tracking technologies or collect categories of personal information deemed sensitive. For example, the EU General Data Protection Regulation (“GDPR”) imposes detailed requirements related to the collection, storage, and use of personal information related to people located in the EU (or which is processed in the context of EU operations) and places data protection obligations and restrictions on organizations, and may require us to make further changes to our policies and procedures in the future beyond what we have already done. In addition, in the wake of the United Kingdom’s withdrawal from the EU (“Brexit”), the United Kingdom has adopted a framework similar to the GDPR. The EU has recently confirmed that the UK data protection framework as being “adequate” to receive EU personal data. We are monitoring recent developments regarding amendments to the UK data protection framework and the impact this may have on our business.

We will continue to monitor the implementation and evolution of data protection regulations, but if we are not compliant with data protection laws or regulations if and when implemented, we may be subject to significant fines and penalties (such as restrictions on personal information processing) and our business may be harmed. For example, under the GDPR, fines of up to 20 million euros or 4% of the annual global revenue of a noncompliant company, whichever is higher, as well as data processing restrictions, could be imposed for violation of certain of the GDPR’s requirements.

Data protection laws continue to proliferate throughout the world and such laws likely apply to our business. The U.S. data protection legal landscape also continues to evolve, with various states having enacted broad-based data privacy and protection legislation and with states and the federal government continuing to consider additional data privacy and protection legislation. The potential effects of this legislation are far-reaching and may require us to modify our data processing practices and policies and incur substantial costs and expenses in an effort to comply. For example, the California Consumer Privacy Act (“CCPA”) provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. The California Privacy Rights Act (“CPRA”), which amended the CCPA and became effective on January 1, 2023 (with a “look-back” to January 1, 2022), requires, among other things, the establishment of a dedicated agency to regulate and enforce the CCPA.

We are continuing to assess the impact of new and proposed data privacy and protection laws and proposed amendments to existing laws on our business. Among other things, such restrictions are likely to increase the number of users to whom we cannot serve targeted advertising and are likely to restrict our ability to collect and process certain types of information deemed sensitive under these new laws.

In addition, each U.S. state and most U.S. territories, each EU member state, and the United Kingdom, as well as many other foreign nations, have passed laws requiring notification to regulatory authorities, affected users, or others within a specific timeframe when there has been a security breach involving, or other unauthorized access to or acquisition or disclosure of, certain personal information and impose additional obligations on companies. Additionally, our agreements with certain users or partners may require us to notify them in the event of a security breach. Such statutory and contractual disclosures are costly, could lead to negative publicity, may cause our users to lose confidence in the effectiveness of our security measures, and may require us to expend significant capital and other resources to respond to or alleviate problems caused by the actual or perceived security breach. Compliance with these obligations could delay or impede the development of new products and may cause reputational harm.

As part of our data protection compliance program, we have implemented data transfer mechanisms to provide for the transfer of personal information from the European Economic Area (the “EEA”) or the United Kingdom to the United States. After a period of uncertainty concerning certain mechanisms for data transfers to the United States, on July 10, 2023, the European Commission adopted an adequacy decision concerning a new framework for data transfers from the EEA to the United States, known as the EU-U.S. Data Privacy Framework (“EU-U.S. DPF”).

That decision recognizes that the United States ensures an adequate level of protection for personal information transferred from the EEA to organizations participating in the EU-U.S. DPF. The United Kingdom has made a similar determination, providing a means by which data transfers may take place between the U.S. and the United Kingdom. That framework is known as the UK Extension to the EU-U.S. DPF, and it went into effect on October 12, 2023.

In addition, cloud service providers upon which our services depend are experiencing heightened scrutiny from EU regulators, which may lead to significant shifts or unavailability of cloud services to transfer personal information outside the EU, which may significantly impact our costs or ability to operate.

We continue to assess the available regulatory guidance, determinations, and enforcement actions from EU Data Protection Authorities and the U.S. Department of Commerce on international data transfer compliance for companies, including guidance on specific supplementary measures in addition to the model clauses as well as specific data sharing that may be deemed a cross-border transfer for which appropriate safeguards must be implemented. Our ability to continue to transfer personal information outside of the EU may become significantly more costly and may subject us to increased scrutiny and liability under the GDPR or other legal frameworks, and we may experience operating disruptions if we are unable to conduct these transfers in the future.

We will continue to review our business practices and may find it necessary or desirable to make changes to our personal information processing to cause our transfer and receipt of EEA residents’ personal information to conform to applicable

European law. The regulation of data privacy in the EU continues to evolve, and it is not possible to predict the ultimate effect of evolving data protection regulation and implementation over time. Member states also have some flexibility to supplement the GDPR with their own laws and regulations and may apply stricter requirements for certain data processing activities.

In addition, some countries are considering or have enacted “data localization” laws requiring that user data regarding users in their respective countries be maintained, stored, or processed in their respective countries. Maintaining local data centers in individual countries could increase our operating costs significantly. We expect that, in addition to the “business as usual” costs of compliance, the evolving regulatory interpretation and enforcement of laws such as the GDPR and CPRA, as well as other domestic and foreign data protection laws, will lead to increased operational and compliance costs and will require us to continually monitor and, where necessary, make changes to our operations, policies, and procedures. Any failure or perceived failure to comply with privacy-related legal obligations, or any compromise of security of user data, may result in governmental enforcement actions, litigation, contractual indemnities, or public statements against us by consumer advocacy groups or others. In addition to potential liability, these events could harm our business.

We publish privacy policies, notices, and other documentation regarding our collection, processing, use, and disclosure of personal information, credit card information, and other confidential information. Although we endeavor to comply with our published policies, certifications, and documentation, we may at times fail to do so or may be perceived to have failed to do so.

Moreover, despite our efforts, we may not be successful in achieving compliance if our employees, representatives, agents, vendors, or other third parties fail to comply with our published policies, certifications, and documentation. Such failures can subject us to potential international, local, state, and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices.

We have incurred, and will continue to incur, expenses to comply with privacy and security standards and protocols imposed by law, regulation, industry standards, and contractual obligations. Increased regulation of data collection, use, and security practices, including self-regulation and industry standards, changes in existing laws, enactment of new laws, increased enforcement activity, and changes in interpretation of laws, could increase our cost of compliance and operation, limit our ability to grow our business, or otherwise harm our business.

Risks Related to Intellectual Property

Litigation and claims regarding intellectual property rights could result in the loss of rights important to our products and services, cause us to incur significant legal costs, or otherwise harm our business.

Some internet, technology, and media companies, including some of our competitors, own large numbers of patents, copyrights, and trademarks, which they may use to assert claims against us. Third parties have asserted, and may in the future assert, that we or our customers have infringed, misappropriated, or otherwise violated their intellectual property rights. As we grow and face increasing competition, the possibility of intellectual property rights claims against us will grow. Plaintiffs who have no relevant product revenue may not be deterred by our own issued patents and pending patent applications in bringing intellectual property rights claims against us and may seek to challenge the validity or enforceability of our own patents and patents applications. The cost of patent litigation or other proceedings, even if resolved in our favor, has been and is expected to be substantial. Some of our competitors may be better able to sustain the costs of such litigation or proceedings because of their substantially greater financial resources. Patent litigation and other proceedings may also require significant management time and divert management’s attention from our other business concerns or otherwise adversely affect our business and operating results. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could impair our ability to compete in the marketplace. The occurrence of any of the foregoing could harm our business.

As a result of intellectual property infringement claims, or to avoid potential claims, we may choose or be required to seek licenses from third parties. These licenses may not be available on commercially reasonable terms, or at all, thereby hindering our ability to sell or use the relevant technology, or requiring redesign of the allegedly infringing solutions to avoid infringement, which could be costly, time-consuming, or impossible. Even if we are able to obtain a license, the license would likely obligate us to pay license fees or royalties or both, and the rights granted to us might be nonexclusive, with the potential for our competitors to gain access to the same intellectual property. In addition, the rights that we secure under intellectual property licenses may not include rights to all of the intellectual property owned or controlled by the licensor, and the scope of the licenses granted to us may not include rights covering all of the products and services provided by us and our licensees. Furthermore, an adverse outcome of a dispute may require us to: pay damages, potentially including treble damages and attorneys’ fees, if we are found to have willfully infringed a party’s intellectual property; cease making, licensing, or using technologies that are alleged to infringe or misappropriate the intellectual property of others; expend additional development resources to redesign our products; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies, content, or materials; and indemnify our partners and other third parties.

Any lawsuits regarding intellectual property rights, regardless of their success, could be expensive to resolve and would divert the time and attention of our management and technical personnel.

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

Maintaining and strengthening our brands is important to maintaining and expanding our business, as well as to our ability to enter into new markets for our technologies, products and services. If we fail to promote and maintain these brands successfully, our ability to sustain and expand our business and enter into new markets may suffer. Much of the promotion of our brand depends, among other things, on OEMs, hardware device manufacturing companies and service providers displaying our trademarks on their products. If these companies choose, for any reason, not to display our trademarks on their products, or if these companies use our trademarks incorrectly or in an unauthorized manner, the strength of our brand may be diluted or our ability to maintain or increase our brand awareness may be harmed. We generally rely on enforcing our trademark rights to prevent unauthorized use of our brand and technologies. Our ability to prevent unauthorized uses of our brand and technologies would be negatively impacted if our trademark registrations were overturned in the jurisdictions where we do business. We also have trademark applications pending in a number of jurisdictions that may not ultimately be granted, or if granted, may be challenged or invalidated, in which case we would be unable to prevent unauthorized use of our brand and logo in such jurisdictions. We have not filed trademark registrations in all jurisdictions where our brands and logos may be used.

Some software we provide may be subject to “open source” licenses, which may restrict how we use or distribute our software or require that we release the source code of certain products subject to those licenses.

Some of the products we support and some of our proprietary technologies incorporate open source software such as open source code that may be subject to the Lesser GNU Public License or other open source licenses. The Lesser GNU Public License and other open source licenses may require that source code subject to the license be released or made available to the public. Such open source licenses may mandate that software developed based on source code that is subject to the open source license, or combined in specific ways with such open source software, become subject to the open source license. We take steps to ensure that proprietary software we do not wish to disclose is not combined with, or does not incorporate, open source software in ways that would require such proprietary software to be subject to an open source license. However, few courts have interpreted the Lesser GNU Public License or other open source licenses, and the manner in which these licenses may be interpreted and enforced is therefore subject to some uncertainty. We often take steps to disclose source code for which disclosure is required under an open source license, but it is possible that we have or will make mistakes in doing so, which could negatively impact our brand or our adoption in the community, or could expose us to additional liability. In addition, we rely on multiple software programmers to design our proprietary products and technologies. Although we take steps to ensure that our programmers (both internal and outsourced) do not include open source software in products and technologies we intend to keep proprietary, we cannot be certain that open source software is not incorporated into products and technologies we intend to keep proprietary. In the event that portions of our proprietary technology are determined to be subject to an open source license, or are intentionally released under an open source license, we could be required to publicly release the relevant portions of our source code, which could reduce or eliminate our ability to commercialize our products and technologies. Also, in relying on multiple software programmers to design products and technologies that we ultimately end up releasing in the open source community, we may discover that one or multiple such programmers have included code or language that would be embarrassing to us, which could negatively impact our brand or our adoption in the community, or could expose us to additional liability. Such additional liability could include claims that result in litigation, require us to seek licenses from third-parties in order to keep offering our software, require us to re-engineer our software, require us to release proprietary source code, require us to provide indemnification or otherwise subject us to liability to a customer or supplier, or require us to discontinue the sale of a product in the event re-engineering cannot be accomplished in a timely manner, any of which may adversely affect our business, financial condition and results of operations.

Under our agreements with many of our customers and partners, we are required to provide indemnification in the event our technology is alleged to infringe upon the intellectual property rights of third parties.

In certain of our agreements, we have agreed to indemnify our customers and partners under certain circumstances. We may incur significant expenses responding to indemnification demands or defending these partners if they are accused of patent or other intellectual property infringement based on allegations related to our technology. If a partner were to be accused of infringement or lose a lawsuit and in turn seek indemnification from us, we could be subject to significant expense responding to the indemnification claim and/or monetary liabilities relating to a judgment or settlement. Liability under our indemnification commitments may not be contractually limited.

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

Standards sometimes require implementers or contributors to offer to license their relevant intellectual property on reasonable and non-discriminatory terms (RAND) or on fair, reasonable, and non-discriminatory terms (FRAND), but if standards that may apply to our technologies start requiring implementers or contributors to license their relevant intellectual property on a reasonable and non-discriminatory, zero royalty (RAND-Z) or reasonable and non-discriminatory, royalty free (RAND-RF) basis, it may affect our ability to be compensated for our technologies that may be included in such standards.

Risks Related to Macroeconomic Conditions

Macroeconomic uncertainties have in the past and may continue to adversely impact our business, results of operations, and financial condition.

Macroeconomic uncertainties, including increased inflation and interest rates, recessionary fears, financial and credit market fluctuations, changes in economic policy, bank failures, labor disputes, the COVID-19 pandemic, and global supply chain constraints have in the past, and may continue to, adversely impact many aspects of our business. For example, our success depends, in part, on the level of discretionary consumer and corporate spending. Discretionary consumer and corporate spending is affected by many factors, including economic conditions affecting disposable consumer income and corporate spending, such as the rate of inflation, risk of recession, employment status, labor disputes, and interest and tax rates. The economy has been experiencing unusually high inflation, increased perceived risk of recession, and higher interest rates, which may negatively impact consumer and corporate spending. A decrease in discretionary consumer and corporate spending could result, in particular, in reduction in purchases of TVs, automobiles and consumer electronic devices, and reduction in monetization revenue. During past economic slowdowns and recessions, many consumers reduced their discretionary spending and advertisers reduced their advertising expenditures. Any such conditions, including entertainment promotional spending by media and content providers, could significantly impact our ability to generate revenue, and thus impact our business, financial condition and results of operations.

In addition, a significant reduction in the supply of original entertainment content, including as a result of macroeconomic factors or labor disputes (such as the 2023 strikes called by the Writers Guild of America and SAG-AFTRA), could in turn reduce the demand for advertising and media and entertainment promotional spending campaigns on our Media Platform solutions, and have a material adverse effect on our growth or negatively impact our results of operations.

The extent to which macroeconomic uncertainties may continue to impact our operational and financial performance remains uncertain and will depend on many factors outside our control. These direct and indirect impacts may negatively affect our business and operating results.

Natural disasters, geopolitical conflicts, or other natural or man-made catastrophic events could disrupt and impact our business.

Occurrence of any catastrophic event, including an earthquake, flood, tsunami, or other weather event, power loss, internet failure, software or hardware malfunctions, cyber attack, war or foreign invasion (such as the Russian invasion of Ukraine and the Israel-Hamas war), terrorist attack and other geopolitical conflicts (such as Yemen’s Houthi attacks in the Red Sea), medical epidemic or pandemic (such as the COVID-19 pandemic), government shutdown orders, other man-made disasters, or other catastrophic events could disrupt our, our business partners’ and customers’ business operations or result in disruptions in the broader global economic environment. Any of these business disruptions could require substantial expenditures and recovery time in order to fully resume operations.

In particular, our principal offices are located in California, and our contract manufacturers and some of our suppliers are located in Asia, both of which are regions known for seismic activity, making our operations in these areas vulnerable to natural disasters or other business disruptions in these areas. Our insurance coverage may not compensate us for losses that may occur in the event of an earthquake or other significant natural disaster.

In addition, our offices and facilities, and those of our contract manufacturers, suppliers, and partners, could be vulnerable to the effects of climate change (such as sea level rise, drought, flooding, wildfires, and increased storm severity) that could disrupt our business operations. For example, in California, increasing intensity of drought and annual periods of wildfire danger increase the probability of planned power outages. Further, acts of terrorism could cause disruptions to the internet or the economy as a whole.

If our Pay-TV or Media Platform services were to fail or be negatively impacted as a result of a natural disaster or other event, our ability to deliver content, including advertising, would be impaired. Disruptions in the operations of our contract manufacturers, suppliers, or partners as a result of a disaster or other catastrophic event could delay the manufacture and shipment of our or our partners’ products and services, which could impact our business. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a natural disaster or other catastrophic event and to execute successfully on those plans in the event of a disaster or catastrophic event, our business would be harmed.

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

Risks Related to Regulatory and Legal Matters

If government regulations or laws relating to the internet, video, advertising, or other areas of our business change, we may need to alter the manner in which we conduct our business, or our business could be harmed.

We are subject to or affected by general business regulations and laws, as well as regulations and laws specific to the internet and online services, including laws and regulations related to data privacy and security, consumer protection, data localization, law enforcement access to data, encryption, telecommunications, social media, payment processing, taxation, trade, intellectual property, competition, electronic contracts, internet access, net neutrality, advertising, content restrictions, protection of children, and accessibility, among others. We cannot guarantee that we have been or will be fully compliant in every jurisdiction. Litigation and regulatory proceedings are inherently uncertain, and the federal, state, and foreign laws and regulations governing issues such as data privacy and security, payment processing, taxation, net neutrality, liability of providers of online services, video, telecommunications, e-commerce tariffs, and consumer protection related to the internet continue to develop. Moreover, as internet commerce and advertising continue to evolve, increasing regulation by federal, state, and foreign regulatory authorities becomes more likely.

As we develop new products and services and improve our products and services, we may also be subject to new laws and regulations specific to such technologies. For example, in developing our TiVo OS and DTS AutoStage solutions, we were required to understand, address, and comply with an evolving regulatory framework for developing, marketing, and selling operating systems for Smart TVs and automotive applications in many different international jurisdictions. If we fail to adequately address or comply with such regulations, we may be subject to fines or sanctions, and we or our partners may be unable to sell Smart TVs or other devices that incorporate our technologies, which could harm our business and our ability to grow our user base.

Laws relating to data privacy and security, data localization, law enforcement access to data, encryption, consumer protection, protection of children, and similar activities continue to proliferate, often with little harmonization between jurisdictions and limited guidance. A number of bills are pending in the U.S. Congress and other government bodies that contain provisions that would regulate, for example, how companies can use cookies and other tracking technologies to collect, use, and share user information. Certain state laws, such as the CCPA, the CPRA, and the Virginia Consumer Data Protection Act, also impose requirements on certain tracking activity. The EU has laws requiring advertisers or companies like ours to, for example, obtain unambiguous, affirmative consent from users for the placement of cookies or other tracking technologies and the delivery of relevant advertisements. In addition, the EU has adopted the Digital Services Act, which is legislation that updates the liability and safety rules for digital platforms, products, and services. The EU also recently adopted the Data Act, which seeks to enhance interoperability and facilitate data sharing and reuse across products and services.

Regulatory investigations and enforcement actions could also impact our business operations. For example, companies in the media, entertainment, and advertising technology industries have been subject to government investigation by regulatory bodies with regard to compliance with data privacy and security laws. Advocacy organizations have also filed complaints with data protection authorities against businesses with streaming apps and advertising technology, arguing that certain of these companies’ practices do not comply with the CCPA or other regulations. Such investigations or enforcement actions may require us to alter our practices. Further, if we or the third parties that we work with, such as contract payment processing services, content partners, vendors, or developers, violate or are alleged to violate applicable privacy or security laws, laws concerning access to data, industry standards, our contractual obligations, or our policies, such violations and alleged violations may also put users’ information at risk and could in turn harm our business and reputation and subject us to potential liability. Any of these consequences could cause users, advertisers, or content partners to lose trust in us, which could harm our business. Furthermore, any failure on our part to comply with these laws may subject us to liability and reputational harm.

Our use of data to deliver relevant advertising and other services on our platform places us and our content partners at risk for claims under various unsettled laws, including the Video Privacy Protection Act (“VPPA”).

In addition, in 2019, the FTC initiated a review of its rules implementing the Children’s Online Privacy Protection Act (“COPPA”), which limits the collection by operators of online services of personal information from children under the age of 13. Following this review, in December 2023, the FTC issued a formal Notice of Proposed Rulemaking that proposes specific revisions to the COPPA rule and seeks additional public input. Among other topics, the FTC has proposed rule changes that would prohibit targeted advertising to children absent express opt-in consent from parents, strengthen data security requirements for children’s personal information, and limit the period during which children’s personal information can be retained. The review has not been concluded and could result in broadening the applicability of COPPA and other changes.

There have also been proposals in the U.S. Congress to amend and expand COPPA. Changes to the COPPA legislation or rules could limit the information that we or our content partners and advertisers may collect and use and the content of advertisements in relation to certain app partner content.

The CPRA and certain other state privacy laws also impose certain opt in and opt out requirements before certain information about minors can be collected. California also has adopted a new law known as the Age Appropriate Design Code Act, which has a stated purpose of protecting “the well being, data, and privacy of children using online platforms.” A federal district court in California granted a preliminary injunction preventing that law from going into eﬀect during the pendency of litigation challenging it on constitutional grounds, and the California Attorney General has since asked a federal appeals court to lift that injunction. At the same time, since adoption of the California law, similar legislation has been introduced for consideration in other U.S. states.

The EU and many of its member states, among other jurisdictions, also have rules that limit processing of personal information, including children’s data, and that impose specific requirements intended to protect children online. For example, Germany has enacted the German Youth Protection Act and the German Interstate Treaty on the Protection of Minors in the Media, which govern and restrict content that may be distributed to minors. We and our content partners and advertisers could be at risk for violation or alleged violation of these and other privacy, advertising, children’s online protection, or similar laws.

Rules governing new technological developments, such as developments in generative AI, remain unsettled. We leverage machine learning and AI technologies in developing and providing our products and services. The legal and regulatory landscape surrounding these technologies is rapidly evolving and uncertain, including in the areas of intellectual property, cybersecurity, and privacy and data protection. Compliance with new or changing laws, regulations or industry standards relating to these technologies may impose significant operational costs and may limit our ability to develop, deploy or use these technologies.

U.S. or international rules (or the absence of rules) that permit internet access network operators to degrade users’ internet speeds or limit internet data consumption by users, including unreasonable discrimination in the provision of broadband internet access services, could harm our business.

Our products and services depend on the ability of users of our technologies to access the internet. We believe that the continued growth of streaming as an entertainment alternative will depend on the availability and growth of cost-effective broadband internet access (including mobile broadband internet access), the quality and reliability of broadband content delivery, and broadband service providers’ ability to control the delivery speed of different content traveling on their networks. Laws, regulations, or court rulings that adversely affect the popularity or growth in use of the internet, including decisions that undermine open and neutrally administered internet access, or that disincentivize internet access network operators’ willingness to invest in upgrades and maintenance of their equipment, could decrease customer demand for our service offerings, may impose additional burdens on us, or could cause us to incur additional expenses or alter our business model. Some jurisdictions have adopted regulations governing the provision of internet access service. Substantial uncertainty exists in the United States and elsewhere regarding such provisions.

For example, in 2015, the FCC adopted open internet rules to prevent internet access network operators from unreasonably restricting, blocking, degrading, or charging for access to certain products and services offered by us and our content partners. In 2018, the FCC repealed most of those rules. In September 2023, the FCC formally proposed to restore the 2015 open internet rules and re-establish the FCC’s role in overseeing broadband providers, although some representatives of broadband providers have already stated that they may challenge such a decision in court.

If network operators were to engage in restricting, blocking, degrading, or charging for access, it could impede our growth, result in a decline in our quality of service, cause us to incur additional expense, or otherwise impair our ability to attract and retain users, any of which could harm our business. Several states and foreign countries in which we operate also have adopted or are considering rules governing the provision of internet access. In addition, in some jurisdictions (including the United States), network operators are pursuing proposals that would require or enable them to impose fees on content providers related to delivery of network traffic.

As we expand internationally, government regulation protecting the non-discriminatory provision of internet access may be nascent or non-existent. In those markets where regulatory safeguards against unreasonable discrimination are nascent or non-existent and where local network operators possess substantial market power, we could experience anti-competitive practices that could impede our growth, cause us to incur additional expenses, or otherwise harm our business. Future regulations or changes in laws and regulations (or their existing interpretations or applications) could also hinder our operational flexibility, raise compliance costs, and result in additional liabilities for us, which may harm our business.

If we are found liable for content that is distributed through or advertising that is served through our platform, our business could be harmed.

As a distributor of content, we face potential liability for negligence, copyright, patent, or trademark infringement, public performance royalties or other claims based on the nature and content of materials that we distribute. We rely on the statutory safe harbors, as set forth in the Digital Millennium Copyright Act (the “DMCA”), Section 230 of the Communications Decency Act (“Section 230”) in the United States, and the E-Commerce Directive in Europe, for protection against liability for various caching, hosting, and linking activities. The DMCA, Section 230, and similar statutes and doctrines on which we rely or may rely in the future are subject to uncertain judicial interpretation and regulatory and legislative amendments. Any legislation or court rulings that limit the applicability of these safe harbors could require us to take a different approach toward content moderation, which could diminish the depth, breadth, and variety of content that we offer, inhibit our ability to generate advertising, or otherwise adversely affect our business.

Moreover, if the rules around these statutes and doctrines change, if international jurisdictions refuse to apply similar protections, or if a court were to disagree with our application of those rules to our business, we could incur liabilities and our business could be harmed. If we become liable for these types of claims as a result of the content that is streamed over or the advertisements that are served through our products or services, then our business may suffer. Litigation to defend these claims could be costly and the expenses and damages arising from any liability could harm our business. Our insurance may not be adequate to cover these types of claims or any liability that may be imposed on us.

In addition, regardless of any legal protections that may limit our liability for the actions of third parties, we may be adversely impacted if copyright holders assert claims, or commence litigation, alleging copyright infringement against the developers of apps that are distributed on our products or services.

Our products and services may be misused by unaffiliated third parties to unlawfully distribute copyrighted content. If content owners or distributors are deterred from working with us as a consequence, it could impair our ability to maintain or expand our business, including through international expansion plans.

We are subject to broadcast laws and regulations, and failure to comply with such laws and regulations could harm our business.

The TV, automotive, cable, and telecommunications industries are subject to pervasive regulation, both in the United States and in other countries. For example, the FCC in the United States has licensing and other requirements, in addition to extensive regulation by local and state authorities.

The FCC or regulators in other countries could promulgate new regulations or interpret existing regulations in a manner that would cause us to incur significant compliance costs or force us to alter or eliminate certain features or functionality of our products or services, which may adversely affect our business. For example, regulators could determine that certain of our products or services fail to comply with regulations concerning matters such as electrical interference, copy protection, digital tuners, accessibility for blind and deaf users, emergency alerts, broadcast regulations, online marketplace regulations, operations regulations, or display of television programming based on content rating systems.

In the United States, the FCC regulates the broadcast radio industry, interprets laws enacted by Congress and establishes and enforces regulations governing radio broadcasting. It is unclear what laws, rules and regulations may be adopted regarding digital audio broadcasting and what effect, if any, such laws, rules and regulations will have on our business, the operations of stations using our HD Radio technology, or consumer electronics manufacturers. Any additional laws, rules and regulations imposed on digital audio broadcasting may adversely impact the attractiveness of HD Radio technology and negatively impact our business, financial condition and results of operations. Also, non-compliance by us, or by radio stations offering HD Radio broadcasts, with any FCC requirements or conditions could result in fines, additional license conditions, license revocation or other detrimental FCC actions.

If we fail to comply with anti-corruption or bribery laws, our business could be harmed.

As we expand our international operations, we are subject to increased corruption risk and compliance with laws such as the U.S. Foreign Corrupt Practices Act, UK Bribery Act, and other anti-corruption laws. Such laws generally prohibit companies and their employees and intermediaries from making payments to foreign officials for the purpose of obtaining an advantage or benefits and require public companies to maintain accurate books and records and a system of internal accounting controls. Under these laws, companies may be held liable for actions taken by directors, officers, employees, agents, or other partners or representatives. If we or our intermediaries fail to comply with the requirements of the FCPA or similar laws, governmental authorities could commence an investigation or seek to impose civil and criminal fines and penalties which could have a material adverse effect on our business, financial condition and results of operations.

If we fail to maintain effective internal control over financial reporting, our ability to produce accurate financial statements could be impaired, which could increase our operating costs and affect our ability to operate our business.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the New York Stock Exchange, and other applicable securities rules and regulations. Compliance with these rules and regulations has increased our legal and financial compliance costs, made some activities more time-consuming or costly and increased demand on our systems and resources. Among other things, the Exchange Act requires that we file annual, quarterly, and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal control over financial reporting.

Significant resources and management oversight are required to maintain our disclosure controls and procedures and internal control over financial reporting to meet this standard. As a result, management’s attention may be diverted from other business concerns, which could harm our business, financial condition, or results of operations.

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

If we fail to comply with the laws and regulations relating to the payment of income taxes and the collection of indirect taxes, we could be exposed to unexpected costs, expenses, penalties, and fees as a result of our noncompliance, which could harm our business.

We are subject to requirements to deduct or withhold income taxes on revenue sourced in various jurisdictions, pay income taxes on profits earned by any permanent establishment (or similar enterprise) of ours that carries on business in various jurisdictions, and collect indirect taxes from our sales in various jurisdictions. The laws and regulations governing the withholding and payment of income taxes and the collection of indirect taxes are numerous, complex, and vary by jurisdiction. A successful assertion by one or more jurisdictions that we were required to withhold or pay income taxes or collect indirect taxes where we did not could result in substantial tax liabilities, fees, and expenses, including substantial interest and penalty charges, which could harm our business.

New legislation that would change U.S. or foreign taxation of international business activities or other tax-reform policies could harm our business.

We earn a portion of our income in foreign countries and, as such, we are subject to tax laws in the United States and numerous foreign jurisdictions. Current economic and political conditions make tax laws and regulations, or their interpretation and application, in any jurisdiction subject to significant change.

Proposals to reform U.S. and foreign tax laws could significantly impact how U.S. multinational corporations are taxed on foreign earnings and could increase the U.S. corporate tax rate. Although we cannot predict whether or in what form these proposals will pass, several of the proposals under consideration, if enacted into law, could have an adverse impact on our effective tax rate, income tax expense, and cash flows.

We have been, are currently, and may in the future be subject to litigation, claims, regulatory inquiries, investigations, and other legal proceedings, which could cause us to incur substantial costs or require us to change our business practices in a way that could seriously harm our business.

We have been, are currently, and may in the future be subject to various legal proceedings, claims, arbitration proceedings, and investigations and inquiries from government entities, including with regard to intellectual property, employment, consumer and data privacy, corporate governance, and commercial disputes, among other matters. These matters are inherently uncertain. Any proceedings, claims, or inquiries initiated by or against us, whether successful or not, may be time-consuming, subject us to damage awards, regulatory orders, consent decrees, injunctive relief, fines, or other penalties or sanctions, require us to change our policies or practices, result in increased operating costs, divert management’s attention, harm our reputation, and require us to incur significant legal and other expenses. In addition, our insurance may not be adequate to protect us from all material expenses related to pending and future claims. Any of these factors could materially adversely affect our business, financial condition, and results of operations.

Our activities to advertise, market and sell our services directly to consumers are highly regulated by constantly evolving state and federal laws and regulations.

We engage in various advertising, marketing and other promotional activities. For instance, in the past, we have offered sweepstakes, gift subscriptions and mail-in-rebates to consumers, which are subject to state and federal laws and regulations. A constantly evolving network of state and federal laws is increasingly regulating these promotional activities. Additionally, we enter into subscription service contracts directly with consumers which govern both our provision of and the consumers' payment for the TiVo Pay-TV service. For example, consumers who activate new monthly subscriptions to the TiVo Pay-TV service may be required to commit to pay for the service for a minimum of one year or be subject to an early termination fee if they terminate prior to the expiration of their commitment period. If the terms of our subscription service contracts with consumers, such as auto-renewals or our imposition of an early termination fee, or sweepstakes, rebate or gift subscription programs were to violate state or federal laws or regulations, we could be subject to lawsuits, penalties, enforcement actions, and/or negative publicity in which case our business, financial condition and results of operations could be harmed.

The absence of regulations relating to the compatibility between cable systems and CE equipment could harm our business.

Beginning in 2003, the FCC adopted regulations implementing an agreement between cable television system operators and CE manufacturers to facilitate the retail availability of so-called “plug and play” devices that use unidirectional CableCARDs, including digital televisions and other digital devices that enable subscribers to access cable television programming without the need for a set-top-box (STB) (but without the ability for consumers to use interactive content). In September 2020, the FCC eliminated rules requiring cable providers to support CableCARD. While the cable industry has continued to provide CableCARDs for third-party devices like ours, we cannot predict the ultimate impact of any new technical equipment regulations on our business and operations. Current FCC regulations no longer prohibit multi-channel video service providers from deploying navigation devices with combined security and non-security functions, and further developments with respect to these issues could impact the availability and/or demand for “plug and play” devices, particularly bi-directional devices and STBs, all of which could affect demand for UXs incorporated in STBs or CE devices. If the cable industry decided to cease providing CableCARD support for TiVo retail customers, recurring monthly retail service fees would be affected as customers would likely cancel the TiVo service on their devices.

Risks Relating to the Separation

We may be unable to achieve some or all of the benefits that we expected to achieve from our Separation.

We may not be able to achieve the full strategic, financial, operational, or other benefits expected to result from the Separation, or such benefits may be delayed or not occur at all. The Separation and Distribution were expected to provide the following benefits, among others:

•
eliminating competing priorities for capital allocation between the Former Parent’s product and IP licensing businesses;
•
enabling our management team to better focus on strengthening our core businesses and operations;
•
enhancing operational flexibility for our businesses, particularly in dealing with suppliers and customers;
•
streamlining the investment profiles of our business and may enhance their marketability; and
•
improving access to talent by allowing us to capitalize on our distinct cultures and recruitment strategies.

However, we may be unable to achieve some or all of these benefits. As an independent public company, we may be more susceptible to market fluctuations and other adverse events and our business is less diversified than when we were part of our Former Parent. If we fail to achieve some or all of the benefits that we expected to achieve as an independent company, or do not achieve them in the time we expect, our business, financial condition and results of operations could be materially and adversely affected.

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

If the Distribution fails to qualify for non-recognition treatment for U.S. federal income tax purposes for certain reasons relating to the overall structure of the Mergers and the Distribution, then under the Tax Matters Agreement, we and our Former Parent could share the tax liability resulting from such failure in accordance with our relative market capitalizations as of the Distribution Date (determined based on the average trading prices of each company’s stock during the ten trading days beginning on the Distribution Date). Events triggering an indemnification obligation under the Tax Matters Agreement include events occurring after the Distribution that cause our Former Parent to recognize a gain under section 355I of the Code, as discussed further below. Such tax amounts could be significant. To the extent that we are responsible for any liability under the Tax Matters Agreement, there could be a material adverse impact on our business, financial condition, results of operations and cash flows in future reporting periods.

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

A stockholder’s percentage ownership in us may be diluted because of equity issuances for acquisitions, capital market transactions or otherwise, including, without limitation, equity awards that we may grant to our directors, officers, and employees. In addition, our amended and restated certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over our common stock with respect to dividends and distributions, as our Board of Directors generally may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our common stock. For example, we could grant the holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we could assign to holders of preferred stock could affect the residual value of our common stock.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

We maintain processes for identifying, assessing, and managing material risks from cybersecurity threats (as such term is defined in Item 106(a) of Regulation S-K) as part of our broader enterprise risk management program under the oversight of the Audit Committee of the Company’s Board of Directors. These processes include a wide variety of mechanisms, controls, technologies, systems, and methods that are designed to prevent, detect, or mitigate data loss, theft, misuse, unauthorized access, or other security incidents or vulnerabilities affecting data. We also use systems and processes to oversee and identify risks from cybersecurity threats associated with our third-party service providers.

Our corporate information security organization, led by our Chief Information Officer (“CIO”), is responsible for our cybersecurity risk management and mitigation, incident prevention, detection, and remediation. This team’s leadership includes professionals with deep cybersecurity expertise. This team collaborates with technical and business stakeholders across our businesses to analyze risk and form detection, mitigation and remediation strategies. They engage outside legal counsel, experts, consultants, and other third parties to perform regular audits, assist with forensic investigations, or address cybersecurity threats and incidents. As appropriate, they obtain input on the security industry and threat trends from external experts and consultants.

Significant incidents are reviewed by a cross-functional working group to determine whether further escalation is appropriate. Any incident assessed as being or becoming potentially material is promptly escalated for further assessment and reported to designated members of senior management. Senior management is responsible for assessing the materiality of an incident, complying with any regulatory requirements, and communicating relevant information to the Audit Committee, as appropriate. We consult with outside counsel as appropriate, including on materiality analysis and disclosure matters.

Although the risks from cybersecurity threats have not materially affected our business strategy, results of operations, or financial condition to date, there can be no assurance that they will not be materially affected by such risks or a material incident in the future, or that we have not experienced an undetected cybersecurity incident. As discussed under “Risk Factors” in Part I, Item 1A of this Annual Report, cybersecurity threats pose multiple risks to the Company, including potentially to our results of operations and financial condition. See “Risk Factors — Our systems, networks and online business activities and those of third parties that we utilize in our operations are subject to cybersecurity and stability risks, information technology system failures, and security breaches.”

The Company’s Board of Directors has oversight of our strategic and business risk management and has delegated cybersecurity risk management oversight to the Audit Committee of the Board. The Audit Committee oversees the guidelines and policies governing the process by which management assesses and manages our exposure to risk, including material risks from cybersecurity threats. The Audit Committee receives regular updates from management, including our CIO, regarding our cybersecurity risk management program, including cybersecurity risks, threats, incidents, and mitigation strategies.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been trading on the New York Stock Exchange (“NYSE”) under the symbol “XPER” since October 3, 2022. Prior to that date, there was no established public market for our stock.

As of February 16, 2024, there were 44,271,263 outstanding shares of common stock held by 269 stockholders of record. In addition, a substantially greater number of stockholders may be “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

We have never declared or paid cash dividends on our common stock since the Separation. Any determination to pay dividends on our common stock will be at the discretion of our Board of Directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, contractual obligations, general business conditions and other factors that our Board of Directors considers relevant.

Stock Repurchases

As of December 31, 2023, we had no authorized share repurchase programs and there were no share repurchases during the year ended December 31, 2023.

Stock Performance Graph

The common stock of Xperi Inc. commenced trading on October 3, 2022 following the completion of the Separation. The following graph shows a comparison of total stockholder return for holders of our common stock, the Nasdaq Composite Index, the Russell 2000 Index and the S&P 500 for the period beginning October 3, 2022, the date of the Separation, through December 31, 2023.

The graph and table assume that $100 was invested on October 3, 2022 in each of our common stock, the Nasdaq Composite Index, the Russell 2000 Index and the S&P 500, and that all dividends were reinvested. This graphic comparison is presented pursuant to the rules of the SEC.

	10/3/2022	12/30/2022	3/31/2023	6/30/2023	9/29/2023	12/29/2023
Xperi Inc.	$100.00	$57.52	$73.01	$87.84	$65.87	$73.61
Nasdaq Composite	$100.00	$96.77	$113.00	$127.48	$122.23	$138.80
Russell 2000 Index	$100.00	$103.07	$105.48	$110.53	$104.46	$118.62
S&P 500	$100.00	$104.38	$111.71	$120.99	$116.57	$129.67

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

Item 6. (Reserved)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to promote understanding of the results of operations and financial condition and should be read in conjunction with our consolidated financial statements and notes thereto. This discussion may contain forward-looking statements that reflect the plans, estimates and beliefs of Xperi. The words “expects,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” “may,” “will,” “intends,” “potentially,” “projects,” “targets,” or other words of similar meaning and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under Item 1A, “Risk Factors” and elsewhere in this report. We disclaim and do not undertake any obligation to update or revise any forward-looking statement, except as required by applicable law.

This section of Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 6, 2023, which is available free of charge on the SEC’s website at www.sec.gov and our Investor Relations website at investor.xperi.com.

Business Overview

We are a leading consumer and entertainment technology company. We believe we create extraordinary experiences at home and on the go for millions of consumers around the world, enabling audiences to connect with content in a way that is more intelligent, immersive, and personal. Powering smart devices, connected cars, entertainment experiences and more, we bring together ecosystems designed to reach highly engaged consumers, allowing us and our ecosystem partners to uncover significant new business opportunities, now and in the future. Our technologies are integrated into consumer devices and a variety of media platforms worldwide, driving increased value for our partners, customers, and consumers. We operate in one reportable business segment and group our business into four categories: Pay-TV, Consumer Electronics, Connected Car and Media Platform. Headquartered in Silicon Valley with operations around the world, we have approximately 2,100 employees and more than 35 years of operating experience.

Divestiture

In December 2023, we entered into a definitive agreement with Tobii AB, an eye tracking and attention computing company, pursuant to which we agreed to sell our AutoSense in-cabin safety business and related imaging solutions (the “Divestiture”). The Divestiture, which was completed in January 2024, is expected to further streamline our business and focus our investments on entertainment markets.

The estimated impact of the Divestiture on 2024 revenue is approximately $30.0 million.

Spin-Off Transaction

In June 2020, Xperi Holding Corporation (“Xperi Holding,” “Adeia,” or the “Former Parent”) announced plans to separate into two independent publicly traded companies (the “Separation”), one comprising its intellectual property (“IP”) licensing business and one comprising its product business (“Xperi Product”). On October 1, 2022 (the “Separation Date”), the Former Parent completed the Separation (the “Spin-Off”) through a pro-rata distribution (the “Distribution”) of all of the outstanding common stock of its product-related business (“Xperi,” “we,” “our,” or the “Company”) to the stockholders of record of Xperi Holding Corporation as of the close of business on September 21, 2022, the record date (the “Record Date”) for the Distribution. Each Xperi Holding stockholder of record received four shares of Xperi common stock, $0.001 par value, for every ten shares of Xperi Holding common stock, $0.001 par value, held by such stockholder as of the close of business on the Record Date. As a result of the Distribution, Xperi became an independent, publicly traded company and its common stock is listed under the symbol “XPER” on the New York Stock Exchange (“NYSE”).

Basis of Presentation

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”).

During the three months ended September 30, 2022, all of the assets and liabilities of the Xperi Product business had been transferred to a legal entity (the “Transfer”) under the common control of Xperi Inc. (“Xperi”). Subsequent to this Transfer and through December 31, 2022, our financial statements and accompanying notes are prepared on a consolidated basis and include the financial statements of Xperi and its subsidiaries in which Xperi has a controlling financial interest. All intercompany balances and transactions are eliminated in consolidation. Prior to the Transfer, the financial statements and accompanying notes of the Xperi Product business were prepared on a combined basis and were derived from the consolidated financial statements and accounting records of the Former Parent as we were not historically held by a single legal entity.

For a detailed discussion of the basis of presentation, refer to Note 2—Summary of Significant Accounting Policies of Notes to the Consolidated Financial Statements.

Key Metrics

In evaluating our financial condition and operating performance, we focus on revenue and cash flow from operations. For the year ended December 31, 2023 as compared to the year ended December 31, 2022:

•
Revenue increased by $19.1 million, representing a 4% increase for the year ended December 31, 2023, compared to the prior year. The increase was primarily attributable to an increase of $10.7 million in Connected Car revenue as the result of growth from the DTS AutoSense and DTS AutoStage solutions and HD Radio, an increase of $9.2 million in Media Platform revenue driven principally by contribution from Vewd, which was acquired in July 2022, as well as an increase of $4.0 million in Consumer Electronics revenue due largely to growth in royalty and minimum guarantee contracts revenue in Home and Audio. These increases were partially offset by a decrease of $4.8 million in Pay-TV revenue, driven by declines in core guide products and consumer hardware and subscription revenue which were partially offset by increases in IPTV solutions.
•
Net cash from operating activities increased by $28.5 million benefiting primarily from higher cash collections, strong working capital management and a decrease in Separation-related transaction costs and severance and retention payments in 2023.

Results of Operations

The following table presents our historical operating results for the periods indicated as a percentage of revenue:

	Year Ended December 31,
	2023	2022	2021
Revenue	100%	100%	100%
Operating expenses:
Cost of revenue, excluding depreciation and amortization of intangible assets	23	24	26
Research and development	43	43	40
Selling, general and administrative	45	43	41
Depreciation expense	3	4	4
Amortization expense	11	12	22
Goodwill impairment	—	121	—
Impairment of long-lived assets	—	2	—
Total operating expenses	125	249	133
Operating loss	(25)	(149)	(33)
Other (expense) income, net	—	—	—
Loss before taxes	(25)	(149)	(33)
Provision for income taxes	2	3	4
Net loss	(27)%	(152)%	(37)%

Comparison of Fiscal Years Ended December 31, 2023 and 2022

Revenue

We derive the majority of our revenue from licensing our technology and solutions to customers. For our revenue recognition policy including descriptions of revenue-generating activities, refer to Note 3—Revenue of the Notes to Consolidated Financial Statements.

The following table sets forth our revenue by year:

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Revenue	$521,334	$502,260	$19,074	4%

The $19.1 million or 4% increase in revenue for the year ended December 31, 2023, compared to the prior year, was primarily attributable to an increase of $10.7 million in Connected Car revenue as the result of growth from the DTS AutoSense and DTS AutoStage solutions and HD Radio, an increase of $9.2 million in Media Platform revenue driven principally by contribution from Vewd, which was acquired in July 2022, as well as an increase of $4.0 million in Consumer Electronics revenue due largely to growth in royalty and minimum guarantee contracts revenue in Home and Audio. These increases were partially offset by a decrease of $4.8 million in Pay-TV revenue, driven by declines in core guide products and consumer hardware and subscription revenue which were partially offset by increases in IPTV solutions.

Operating Expenses

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Cost of revenue, excluding depreciation and amortization of intangible assets	$118,628	$122,946	$(4,318)	(4)%
Research and development	222,833	216,355	6,478	3%
Selling, general and administrative	233,403	217,402	16,001	7%
Depreciation expense	16,645	20,501	(3,856)	(19)%
Amortization expense	57,752	62,209	(4,457)	(7)%
Goodwill impairment	—	604,555	(604,555)	(100)%
Impairment of long-lived assets	1,710	7,724	(6,014)	(78)%
Total operating expenses	$650,971	$1,251,692	$(600,721)	(48)%

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

Cost of revenue, excluding depreciation and amortization of intangible assets, for the year ended December 31, 2023 was $118.6 million, as compared to $122.9 million for the year ended December 31, 2022, a decrease of $4.3 million, or 4%. This decrease was primarily attributable to lower hardware product-related costs and lower revenue share accrued and paid, partially offset by higher costs incurred in connection with advertising revenue and NRE services in 2023.

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

R&D expense for the year ended December 31, 2023 was $222.8 million as compared to $216.4 million for the year ended December 31, 2022, an increase of $6.4 million, or 3%. The increase was primarily due to employees hired in connection with the Vewd Acquisition in July 2022, an increase in R&D spend on AutoSense programs, and higher stock-based compensation expense, partially offset by a decrease in severance and retention expense in 2023.

Selling, General and Administrative

Selling expenses consist primarily of compensation and related costs (including stock-based compensation expense) for sales and marketing personnel engaged in sales and licensee support, marketing programs, public relations, promotional materials, travel, and trade show expenses. General and administrative expenses consist primarily of compensation and related costs (including stock-based compensation expense) for management, information technology, finance and legal personnel, legal fees and expenses, facilities costs, and professional services. Our general and administrative expenses, other than facilities-related expenses and fringe benefits, are not allocated to other expense line items.

Selling, general and administrative expenses for the year ended December 31, 2023 were $233.4 million as compared to $217.4 million for the year ended December 31, 2022, an increase of $16.0 million, or 7%. The increase was primarily due to increases in stock-based compensation expense and cloud computing expense.

Depreciation Expense

Depreciation expense was $16.6 million for the year ended December 31, 2023, as compared to $20.5 million for the year ended December 31, 2022, a decrease of $3.9 million, or 19%. The decrease was primarily due to certain fixed assets being fully depreciated during the fourth quarter of 2022 as well as during 2023.

Amortization Expense

Amortization expense for the year ended December 31, 2023 was $57.8 million, as compared to $62.2 million for the year ended December 31, 2022, a decrease of $4.4 million, or 7%. The decrease was primarily due to certain intangible assets becoming fully amortized in 2023, which was partially offset by new amortization expense as a result of the Vewd Acquisition in July 2022.

As a result of previous mergers and acquisitions, we anticipate that amortization expenses will continue to be a significant expense over the next several years. See Note 8—Goodwill impairment and Intangible Assets, Net of the Notes to Consolidated Financial Statements for additional detail.

Stock-based Compensation Expense

The following table sets forth our stock-based compensation (“SBC”) expense for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Cost of revenue, excluding depreciation and amortization of intangible assets	$3,466	$2,906
Research and development	25,276	21,561
Selling, general and administrative	40,789	20,836
Total stock-based compensation	$69,531	$45,303

Stock-based compensation include restricted stock units, employee stock options and purchases made under our employee stock purchase plan (“ESPP”). The increase in SBC expense for the year ended December 31, 2023, when compared to the prior year, was primarily a result of granting restricted stock units to an increased number of employees resulting from the Vewd Acquisition and certain insourcing activity, and due to incremental compensation cost recognized from the conversion of employee equity awards in connection with the Spin-Off. In addition, for the year ended December 31, 2022, we recognized $6.9 million of SBC expense in operating results as part of the corporate and shared functional employees’ expenses allocation.

Impairment of Long-Lived Assets

As a result of optimizing our global real estate footprint and decisions to vacate and sublease an office building following the Spin-Off, we recorded non-cash impairment charges of $7.7 million to reduce the carrying amount of certain operating lease right-of-use (“ROU”) assets and property and equipment, including leasehold improvements, during the year ended December 31, 2022. We determined that we may not be able to fully recover the carrying amount of the leased building due to a change in the manner in which the building is being used, an expected decrease in the market price of the leased asset, along with expected delays in subleasing the space based on the current real estate leasing market.

As a result of continuing to optimize our global real estate footprint and decisions to vacate and sublease certain offices following the Spin-Off, we recorded non-cash impairment charges of $1.7 million to reduce the carrying amount of certain ROU assets and property and equipment, including leasehold improvements, during the year ended December 31, 2023. We determined that we may not be able to fully recover the carrying amount of the leased offices due to how the offices are being used, a significant decrease in the expected market price of the leased asset, and expected delays in subleasing the space based on the current real estate leasing market.

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

We did not recognize a goodwill impairment charge for the year ended December 31, 2023.

Other (Expense) Income, Net

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Other (expense) income, net	$(9)	$1,815	$(1,824)	(100)%

Other (expense) income, net, for the year ended December 31, 2023 was insignificant, as compared to the $1.8 million for the year ended December 31, 2022. Other (expense) income, net, was lower in 2023 principally due to higher foreign exchange transaction losses recognized as well as the interest expense on debt incurred in connection with the Vewd Acquisition discussed below in Liquidity and Capital Resources, partially offset by an increase in interest income from significant financing components from revenue contracts executed and gains recognized on derivatives not designated as hedge instruments in 2023.

Provision for Income Taxes

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Provision for income taxes	$10,042	$13,589	$(3,547)	(26)%

For the year ended December 31, 2023, we recorded an income tax expense of $10.0 million on a pretax loss of $129.6 million, which resulted in an effective tax rate of (7.7)%. The income tax expense of $10.0 million was primarily related to foreign withholding taxes of $10.5 million, U.S. federal income taxes of $1.4 million, and foreign income tax expense of $8.3 million, partially offset by a tax benefit from an internal sale of intangible assets of $10.3 million.

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

Our income tax expense for the years ended December 31, 2022 and 2021 was calculated on a separate return basis as if we would file our tax return for the full twelve months in each year. However, activities for periods prior to the Separation Date are generally reported on U.S. income tax returns filed by our Former Parent. Because of this, income tax expense presented in the Consolidated Statements of Operations for periods prior to the Separation was not necessarily representative of the taxes that arose when we filed our income tax returns for the year ended December 31, 2022. In the future, under the Tax Matters Agreement, our Former Parent may utilize certain of our tax attributes generated during pre-Separation periods to reduce its tax liability for tax years ended December 31, 2022 and earlier. If our Former Parent should use such attributes, this would require an adjustment to our tax accounts.

At December 31, 2023, our 2019 through 2023 tax years are generally open and subject to potential examination in one or more jurisdictions. In addition, in the United States, any net operating losses or credits that were generated in prior years but not yet fully utilized in a year that is closed under the statute of limitations may also be subject to examination.

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

Liquidity and Capital Resources

The following table presents selected financial information related to our liquidity and significant sources and uses of cash and cash equivalents as of December 31, 2023 and 2022 and for the years ended December 31, 2023 and 2022:

	December 31,
	2023		2022
	(dollars in thousands)
Cash and cash equivalents	$142,085	(1)	$160,127
Current ratio	1.9		2.2

(1) Excludes $12.3 million of cash and cash equivalents classified as held for sale at December 31, 2023.

	Year Ended December 31,
	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$62	$(28,445)
Net cash used in investing activities	$(12,933)	$(64,846)
Net cash provided by financing activities	$7,052	$135,751

Our primary sources of liquidity and capital resources are our cash on hand including cash provided by the Former Parent prior to the Separation. Cash and cash equivalents were $154.4 million, including $12.3 million classified as held-for-sale in connection with the Divestiture, at December 31, 2023, a decrease of $5.7 million from $160.1 million at December 31, 2022. This decrease resulted primarily from $12.7 million of capital expenditures, and $4.9 million in payment of withholding taxes on net share settlement of equity awards, partially offset by $11.9 million in proceeds received from the issuance of common stock under the ESPP.

Our material cash requirements include the following contractual and other obligations.

Leases

We have lease arrangements for office and research facilities, data centers and office equipment. As of December 31, 2023, fixed lease payment obligations amounted to $49.9 million, with $16.8 million payable within 12 months. See Note 10—Leases of the Notes to Consolidated Financial Statements for additional information on lease obligations and maturities.

Long-Term Debt

As of December 31, 2023, we had outstanding long-term debt in an aggregate principal amount of $50.0 million, which is due on July 1, 2025. We may, at any time and on any one or more occasions, prepay all or any portion of the outstanding principal amount, plus accrued and unpaid interest, if any, without premium or penalty. Future interest payments associated with the debt total $4.5 million, with $3.0 million payable within 12 months.

Purchase Obligations

Our purchase obligations primarily consist of noncancelable obligations related to advertising, engineering services and internet and telecommunications services. As of December 31, 2023, we had purchase obligations of $143.2 million, with $44.2 million payable within 12 months. These purchase obligations represent commitments under enforceable and legally binding agreements, and do not represent the entire anticipated purchases in the future. See Note 11—Commitments and Contingencies of the Notes to Consolidated Financial Statements for additional information on our purchase obligations.

Income Tax Payable

As of December 31, 2023, we had accrued $9.6 million of unrecognized tax benefits in long-term income taxes payable related to uncertain tax positions, which included $0.4 million of accrued interest and penalties. At this time, we are unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time.

Cash Flows

Cash Flows From Operating Activities

Net cash provided by operations was $0.1 million for the year ended December 31, 2023, primarily due to our net loss of $139.7 million and a decrease in deferred income taxes of $8.6 million, offset by non-cash items such as depreciation expense of $16.6 million, amortization of intangible assets of $57.8 million, stock-based compensation expense of $69.5 million, impairment of long-lived assets of $1.7 million, and $2.0 million of changes in operating assets and liabilities.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $12.9 million for the year ended December 31, 2023, which was primarily related to capital expenditures.

Net cash used in investing activities was $64.8 million for the year ended December 31, 2022, primarily related to net cash paid of $50.5 million for the Vewd Acquisition, and capital expenditures of $14.2 million.

Capital Expenditures

Our capital expenditures for property, plant, and equipment consist primarily of purchases of computer hardware and software (including capitalized internal use software), information systems, production and test equipment. We expect capital expenditures in 2024 to be approximately $20.0 million. These expenditures are expected to be financed with existing cash and cash equivalents. There can be no assurance that current expectations will be realized and plans are subject to change upon further review of our capital expenditure needs.

Cash Flows from Financing Activities

Net cash provided by financing activities was $7.1 million for the year ended December 31, 2023, primarily due to $11.9 million in proceeds from the issuance of common stock under the ESPP, offset by $4.9 million in payment of withholding taxes related to net share settlement of equity awards.

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

At December 31, 2023, $50.0 million was outstanding under the Promissory Note with an annual interest rate of 6.0%. Interest is payable quarterly. Under the Promissory Note agreement, we are obligated to make a balloon principal payment of $50.0 million in July 2025.

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

We may supplement our short-term liquidity needs with access to capital markets, if necessary, and strategic cost savings initiatives. Our access to capital markets may be constrained and our cost of borrowing may increase under certain business and market conditions, and our liquidity is subject to various risks including the risks identified in “Risk Factors” included in Item 1A of this Form 10-K.

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

We believe the following accounting estimates are most critical to understanding our consolidated financial statements. See Note 2—Summary of Significant Accounting Policies and Note 3—Revenue of the Notes to Consolidated Financial Statements for a full description of our accounting policies.

Revenue recognition

We derive the majority of our revenue from the licensing of our technologies to customers. Generally, revenue is recognized upon transfer of control of promised products, services, or licensing of our technologies to customers in an amount that reflects the consideration that we expect to receive in exchange for those products, services and licensing of the technologies. The primary judgments include estimating licensees’ quarterly royalties prior to receiving the royalty reports, estimating variable consideration, identifying the performance obligations in the contract, determining stand-alone selling price and the transaction price, and allocating consideration in an arrangement with multiple performance obligations.

We generally recognize royalty revenue from per-unit or per-subscriber licenses based on units shipped or manufactured, or number of subscribers. Revenue is recognized in the period in which the customer’s sales, production or usage are estimated to have occurred. This may result in an adjustment to revenue when actual sales, production or usage are subsequently reported by the customer, generally in the month or quarter following sales, production or usage. Estimating customers’ quarterly royalties and license fees prior to receiving the customer reports requires us to make significant assumptions and judgments related to forecasted trends and growth rates used to estimate quantities shipped or manufactured by customers or the number of subscribers, which could have a material impact on the amount of revenue we report on a quarterly basis.

Business combinations

The valuation of assets acquired and liabilities assumed in an acquisition under Accounting Standard Codification Topic 805, Business Combinations (“ASC 805”) requires management to make significant estimates and assumptions. Critical estimates in determining the fair value of certain intangible assets include, but are not limited to: future expected cash flows from customer contracts, customer lists, and acquired developed technologies and patents; competitive trends and market comparables; brand awareness and market position, as well as assumptions about the period of time the brand will continue to be used in our product portfolio; and discount rates. For additional information, refer to Note 7—Acquisitions and Divestitures of the Notes to Consolidated Financial Statements.

Impairment of intangible assets

Identified finite-lived intangible assets consist of acquired patents, existing technology, customer relationships, trademarks and trade names, non-compete agreements resulting from acquisitions, and acquired patents under asset purchase agreements. Our identified intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 1 to 10 years. We make judgments about the recoverability of finite-lived intangible assets whenever facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, we assess recoverability by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, we would accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life.

For identified indefinite-lived intangible assets resulting from acquisitions, we evaluate their carrying value on an annual basis, and an impairment charge would be recognized to the extent that the carrying amount of such assets exceeds their estimated fair value.

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

Our policy is to classify accrued interest and penalties related to the accrued liability for unrecognized tax benefits in the provision for income taxes. For the year ended December 31, 2023, we recognized interest and penalties of $0.3 million related to unrecognized tax benefits, whereas interest and penalties were immaterial for the years ended December 31, 2022 and 2021. See Note 14—Income Taxes of the Notes to Consolidated Financial Statements for additional detail.

Recent Accounting Pronouncements

See Note 2—Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

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

Investment Risk

We are not currently exposed to market risk because we hold no investments, however we may hold such investments in the future. We will be exposed to market risk as it relates to changes in the market value of our investments in addition to the liquidity and creditworthiness of the underlying issuers of our investments. Investments are subject to fluctuations in fair value due to the volatility of the credit markets and prevailing interest rates for such securities.

Bank Liquidity Risk

As of December 31, 2023, we had a total of $154.4 million of deposits, including $12.3 million classified as held-for-sale in connection with the Divestiture, in operating accounts that were held with both domestic and international financial institutions. These deposits could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors and they are not supported by the government of the jurisdiction where such cash is held. We have not incurred any losses and have had full access to our operating accounts to date. We believe any failures of domestic and international financial institutions could impact our ability to fund our operations in the short term.

Exchange Rate Risk

Our international business is subject to risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the U.S. dollar. Accordingly, our future results could be materially impacted by changes in these or other factors.

Due to our operations outside the United States, we are subject to the risks of fluctuations in foreign currency exchange rates, particularly related to the Indian rupee, Polish zloty, Euro, and British pound. As a substantial majority of our non-U.S. revenue and expense transactions are denominated in U.S. dollars, fluctuations in foreign currency exchange rates could cause our products and services to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Some of our subsidiaries operate in their local currency, which mitigates a portion of the exposure related to fluctuations in foreign currency exchange rates.

We have established risk management strategies designed to reduce the impact of volatility of future cash flows caused by changes in the exchange rate for these currencies. These strategies reduce, but do not, entirely, eliminate, the impact of currency exchange rate movements. We do not use derivative financial instruments for speculative or trading purposes. In the fourth quarter of 2022, we began to hedge our exposure to certain foreign currencies with various financial institutions in an effort to minimize the impact of certain currency exchange rate fluctuations. If a financial counterparty to any of our hedging arrangements experiences financial difficulties or is otherwise unable to honor the terms of the foreign currency hedge, we may experience financial losses.

For derivative instruments that are designated and qualify as cash flow hedges under ASC 815, Derivatives and Hedging, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income or loss and reclassified into earnings in the same financial statement line as the item being hedged, and in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized each period in other income (expense), net. For derivative instruments that are not designated as hedging instruments, gains and losses are recognized each period in other income (expense), net.

As of December 31, 2023, we had outstanding foreign currency derivative contracts with a total notional amount of $46.2 million to buy and sell U.S. dollars in exchange for other currencies. Assuming a hypothetical 10% favorable or adverse movement in foreign currency exchange rates against the U.S. dollar, our outstanding foreign currency derivative contracts would experience a gain of approximately $5.0 million or a loss of approximately $4.0 million.

Item 8. Financial Statements and Supplementary Data

Our consolidated balance sheets as of December 31, 2023 and 2022, and the related consolidated statements of operations, equity, comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 2023 are set forth in this Annual Report at Item 15(a)(1).

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the evaluation date). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the evaluation date that our disclosure controls and procedures were effective to provide reasonable assurance that the information relating to Xperi, including our subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to Xperi’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the quarterly period ended December 31, 2023 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is hereby incorporated by reference from the information under the captions “Executive Officers,” “Election of Directors” and “Delinquent Section 16(a) Reports” that will be contained in the Proxy Statement for our 2024 Annual Meeting of Stockholders (the “Proxy Statement”).

We have adopted a written Code of Business Conduct and Ethics Policy that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons serving similar functions. The Code of Business Conduct and Ethics is posted on our website at investor.xperi.com. If we make any substantive amendments to, or grant any waivers from, the Code of Business Conduct and Ethics Policy for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K within four business days of such amendment or waiver.

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

Auditor Firm Id: 238 Auditor Name: PricewaterhouseCoopers LLP Auditor Location: San Jose, California, USA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Xperi Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Xperi Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive loss, of equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

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

March 1, 2024

We have served as the Company’s auditor since 2020.

XPERI INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenue	$521,334	$502,260	$486,483
Operating expenses:
Cost of revenue, excluding depreciation and amortization of intangible assets	118,628	122,946	125,626
Research and development	222,833	216,355	194,869
Selling, general and administrative	233,403	217,402	199,921
Depreciation expense	16,645	20,501	22,584
Amortization expense	57,752	62,209	105,311
Goodwill impairment	—	604,555	—
Impairment of long-lived assets	1,710	7,724	—
Total operating expenses	650,971	1,251,692	648,311
Operating loss	(129,637)	(749,432)	(161,828)
Other (expense) income, net	(9)	1,815	1,590
Loss before taxes	(129,646)	(747,617)	(160,238)
Provision for income taxes	10,042	13,589	18,840
Net loss	(139,688)	(761,206)	(179,078)
Less: net loss attributable to noncontrolling interest	(3,075)	(3,722)	(3,456)
Net loss attributable to the Company	$(136,613)	$(757,484)	$(175,622)
Net loss per share attributable to the Company - basic and diluted	$(3.18)	$(18.02)	$(4.18)
Weighted-average number of shares used in net loss per share calculations - basic and diluted	43,012	42,029	42,024

The accompanying notes are an integral part of these consolidated financial statements.

XPERI INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net loss	$(139,688)	$(761,206)	$(179,078)
Other comprehensive loss:
Change in foreign currency translation adjustment	126	(3,349)	(1,987)
Unrealized gain (loss) on cash flow hedges	1,128	(94)	—
Comprehensive loss	(138,434)	(764,649)	(181,065)
Less: comprehensive loss attributable to noncontrolling interest	(3,075)	(3,722)	(3,456)
Comprehensive loss attributable to the Company	$(135,359)	$(760,927)	$(177,609)

The accompanying notes are an integral part of these consolidated financial statements.

XPERI INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$142,085	$160,127
Accounts receivable, net	55,984	64,712
Unbilled contracts receivable, net	64,114	65,251
Prepaid expenses and other current assets	38,874	42,174
Assets held for sale	15,860	—
Total current assets	316,917	332,264
Unbilled contracts receivable, noncurrent	18,231	4,289
Property and equipment, net	41,569	47,827
Operating lease right-of-use assets	39,900	52,901
Intangible assets, net	206,895	264,376
Deferred tax assets	5,093	2,096
Other noncurrent assets	32,781	33,158
Assets held for sale, noncurrent	12,249	—
Total assets	$673,635	$736,911
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$20,849	$14,864
Accrued liabilities	109,961	110,014
Deferred revenue	28,111	25,363
Liabilities held for sale	6,191	—
Total current liabilities	165,112	150,241
Long-term debt	50,000	50,000
Deferred revenue, noncurrent	19,425	19,129
Operating lease liabilities, noncurrent	30,598	42,666
Deferred tax liabilities	6,983	12,899
Other noncurrent liabilities	4,577	12,990
Liabilities held for sale, noncurrent	9,805	—
Total liabilities	286,500	287,925
Commitments and contingencies (Note 11)
Equity:
Preferred stock: $0.001 par value; 6,000 shares authorized as of December 31, 2023 and 2022; no shares issued and outstanding as of December 31, 2023 and 2022	—	—
Common stock: $0.001 par value; 140,000 shares authorized as of December 31, 2023 and 2022; 44,211 and 42,066 shares issued and outstanding as of December 31, 2023 and 2022, respectively	44	42
Additional paid-in capital	1,212,501	1,136,330
Accumulated other comprehensive loss	(2,865)	(4,119)
Accumulated deficit	(805,448)	(668,835)
Total Company stockholders' equity	404,232	463,418
Noncontrolling interest	(17,097)	(14,432)
Total equity	387,135	448,986
Total liabilities and equity	$673,635	$736,911

The accompanying notes are an integral part of these consolidated financial statements.

XPERI INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(139,688)	$(761,206)	$(179,078)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	16,645	20,501	22,584
Amortization of intangible assets	57,752	62,209	105,311
Stock-based compensation	69,531	45,303	33,509
Goodwill impairment	—	604,555	—
Impairment of long-lived assets	1,710	7,724	—
Deferred income taxes	(8,596)	(9,261)	6,913
Other	748	24	(1,754)
Changes in operating assets and liabilities:
Accounts receivable	5,721	17,505	(2,416)
Unbilled contracts receivable	(19,386)	(12,473)	15,475
Prepaid expenses and other assets	2,696	(20,439)	15,296
Accounts payable	5,071	6,633	(4,018)
Accrued and other liabilities	3,688	18,782	(37,249)
Deferred revenue	4,170	(8,302)	1,974
Net cash provided by (used in) operating activities	62	(28,445)	(23,453)
Cash flows from investing activities:
Net cash paid for mergers and acquisitions	—	(50,473)	(12,401)
Purchases of property and equipment	(12,748)	(14,207)	(8,893)
Purchases of intangible assets	(185)	(166)	(186)
Net cash used in investing activities	(12,933)	(64,846)	(21,480)
Cash flows from financing activities:
Net proceeds from capital contributions by Former Parent	—	83,235	—
Net transfers from Former Parent	—	52,802	83,330
Proceeds from issuance of common stock under employee stock purchase plan	11,927	—	—
Withholding taxes related to net share settlement of equity awards	(4,875)	(286)	—
Net cash provided by financing activities	7,052	135,751	83,330
Effect of exchange rate changes on cash and cash equivalents	126	(3,028)	(3,326)
Net (decrease) increase in cash and cash equivalents	(5,693)	39,432	35,071
Cash and cash equivalents at beginning of period	160,127	120,695	85,624
Cash, cash equivalents and cash classified held-for-sale at end of period	$154,434	$160,127	$120,695

Reconciliation of cash, cash equivalents and cash classified as held-for-sale to consolidated balance sheets:
Cash and cash equivalents	$142,085	$160,127	$120,695
Cash and cash equivalents classified as held-for-sale, current (Note 7)	12,349	—	—
Total cash, cash equivalents and cash classified as held-for-sale in consolidated balance sheets	$154,434	$160,127	$120,695

Supplemental disclosure of cash flow information:
Debt issued in connection with acquisition	$—	$50,000	$—
Income taxes paid, net of refunds	$21,333	$13,416	$11,801
Interest paid	$3,000	$756	$—

The accompanying notes are an integral part of these consolidated financial statements.

XPERI INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	Common Stock		Additional Paid-In	Net Investment by Former	Accumulated Other Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Capital	Parent	Income (Loss)	Deficit	Interest	Total Equity
Balance at December 31, 2020	—	$—	$—	$1,084,630	$1,311	$—	$(5,758)	$1,080,183
Net transfers from Former Parent	—	—	—	116,830	—	—	—	116,830
Issuance of equity to noncontrolling interest	—	—	—	—	—	—	9	9
Foreign currency translation adjustment	—	—	—	—	(1,987)	—	—	(1,987)
Net loss	—	—	—	(175,622)	—	—	(3,456)	(179,078)
Balance at December 31, 2021	—	—	—	1,025,838	(676)	—	(9,205)	1,015,957
Issuance of common stock and reclassification of net transfers from Former Parent	42,024	42	1,038,062	(1,038,104)	—	—	—	—
Net transfers from Former Parent	—	—	—	100,915	—	—	—	100,915
Net capital contribution from and tax settlement with Former Parent	—	—	82,931	—	—	—	—	82,931
Change in ownership interest of the Company	—	—	82	—	—	—	(1,505)	(1,423)
Vesting of restricted stock units, net of tax withholding	42	—	(286)	—	—	—	—	(286)
Stock-based compensation	—	—	15,541	—	—	—	—	15,541
Foreign currency translation adjustment	—	—	—	—	(3,349)	—	—	(3,349)
Unrealized loss on cash flow hedges	—	—	—	—	(94)	—	—	(94)
Net loss	—	—	—	(88,649)	—	(668,835)	(3,722)	(761,206)
Balance at December 31, 2022	42,066	42	1,136,330	—	(4,119)	(668,835)	(14,432)	448,986
Change in ownership interest of the Company	—	—	(410)	—	—	—	410	—
Vesting of restricted stock units, net of tax withholding	808	—	(4,875)	—	—	—	—	(4,875)
Issuance of common stock under employee stock purchase plan	1,337	2	11,925	—	—	—	—	11,927
Stock-based compensation	—	—	69,531	—	—	—	—	69,531
Foreign currency translation adjustment	—	—	—	—	126	—	—	126
Unrealized gain on cash flow hedges	—	—	—	—	1,128	—	—	1,128
Net loss	—	—	—	—	—	(136,613)	(3,075)	(139,688)
Balance at December 31, 2023	44,211	$44	$1,212,501	$—	$(2,865)	$(805,448)	$(17,097)	$387,135

The accompanying notes are an integral part of these consolidated financial statements.

XPERI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – THE COMPANY AND DESCRIPTION OF BUSINESS

Xperi is a leading consumer and entertainment technology company. The Company creates extraordinary experiences at home and on the go for millions of consumers around the world, enabling audiences to connect with content in a way that is more intelligent, immersive, and personal. Powering smart devices, connected cars, entertainment experiences and more, the Company brings together ecosystems designed to reach highly engaged consumers, allowing it and its ecosystem partners to uncover significant new business opportunities, now and in the future. The Company’s technologies are integrated into consumer devices and a variety of media platforms worldwide, driving increased value for its partners, customers, and consumers. The Company operates in one reportable business segment and groups its business into four categories: Pay-TV, Consumer Electronics, Connected Car and Media Platform.

Xperi Spin-Off

In June 2020, Xperi Holding Corporation (“Xperi Holding,” “Adeia,” or the “Former Parent”) announced plans to separate into two independent publicly traded companies (the “Separation”), one comprising its intellectual property (“IP”) licensing business and one comprising its product business (“Xperi Product”). On October 1, 2022 (the “Separation Date”), the Former Parent completed the Separation (the “Spin-Off”) through a pro-rata distribution (the “Distribution”) of all the outstanding common stock of its product-related business (formerly known as Xperi Product, and hereinafter “Xperi Inc.”, “Xperi” or the “Company”) to the stockholders of record of the Former Parent as of the close of business on September 21, 2022, the record date (the “Record Date”) for the Distribution. Each Xperi Holding stockholder of record received four shares of Xperi common stock, $0.001 par value, for every ten shares of Xperi Holding common stock, $0.001 par value, held by such stockholder as of the close of business on the Record Date. As a result of the Distribution, Xperi became an independent, publicly traded company and its common stock is listed under the symbol “XPER” on the New York Stock Exchange. In connection with the Separation and the Distribution, Xperi Holding was renamed and continues as Adeia Inc. and also changed its stock symbol to “ADEA” on the Nasdaq Global Select Market.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Consolidated Balance Sheets of Xperi and its subsidiaries for the pre-Transfer periods include Former Parent’s assets and liabilities that are specifically identifiable or otherwise attributable to the Company. In the fourth quarter of 2018, the Company funded a new subsidiary, Perceive Corporation (“Perceive”), which was created to focus on delivering edge inference solutions. As of December 31, 2023, the Company owned approximately 77.6% of the outstanding equity interest of Perceive. The operating results of Perceive have been included in the Company’s consolidated financial statements since the fourth quarter of 2018.

Prior to the Separation, the Company was dependent on the Former Parent for all of its working capital and financing requirements as the Former Parent used a centralized approach to cash management and financing its operations. Financial transactions relating to the Company were accounted for as equity contributions from the Former Parent on the Consolidated Balance Sheets. Accordingly, none of the Former Parent’s cash and cash equivalents were allocated to the Company for any of the periods presented, unless those balances were directly attributable to the Company. The Company reflects transfers of cash to and from the Former Parent’s cash management system within equity as a component of Net investment by Former Parent on a combined basis and as a component of net capital contribution from Former Parent on a consolidated basis. Other than the debt incurred in connection with the acquisition of Vewd Software Holdings Limited (“Vewd”) discussed in Note 7, the Former Parent’s long-term debt has not been attributed to the Company for any of the periods presented because the Former Parent’s borrowings are not the legal obligation of the Company.

Prior to the Separation, the Consolidated Statements of Operations and Comprehensive Loss of the Company reflect allocations of general corporate expenses from the Former Parent, including, but not limited to, executive management, sales and marketing, finance, legal, information technology, employee benefits administration, stock-based compensation, treasury, risk management, procurement, and other shared services. These allocations were made on a direct usage basis when identifiable, with the remainder allocated on a pro rata basis of billing, revenue, headcount, or other measures as deemed appropriate. Management of the Company and Former Parent consider these allocations to be a reasonable reflection of the utilization of services by, or the benefits provided to, the Company. The allocations may not, however, reflect the expenses the Company would have incurred as a standalone company for the periods presented. Actual costs that may have been incurred if the Company had been a standalone company would depend on a number of factors, such as the chosen organizational structure, whether functions were outsourced or performed by employees and decisions with respect to areas such as facilities, information technology and operating infrastructure.

During the periods prior to the Separation that are presented in the accompanying Consolidated Financial Statements, the Company’s income tax expense (benefit) and deferred tax balances were included in the Former Parent’s income tax returns. Income tax expense (benefit) and deferred tax balances contained in these Consolidated Financial Statements for periods prior to the Separation are presented on a separate return basis, as if the Company had filed its own income tax returns. As a result, actual tax transactions included in the consolidated financial statements of the Former Parent may or may not be included in the Consolidated Financial Statements of the Company. Similarly, the tax treatment of certain items reflected in the Consolidated Financial Statements of the Company may or may not be reflected in the consolidated financial statements and income tax returns of the Former Parent. The taxes recorded in the Consolidated Statements of Operations for periods prior to the Separation Date are not necessarily representative of the taxes that arose when the Company filed its income tax returns independent from the Former Parent’s returns for the tax year ended December 31, 2022. The income tax expense (benefit) recorded for the three months ended December 31, 2022 is presented as if activity from this period would have been included in the same separate return as the nine months of activity through the Separation Date. Deferred tax balances for the period ended December 31, 2022 are presented for the standalone Company.

In the Consolidated Balance Sheet as of December 31, 2022 included in this Form 10-K filing, the Company has revised the long-term deferred tax liabilities and other long-term liabilities line items to correct an immaterial error in the classification of unrecognized tax benefits. The adjustment results in a $7.7 million decrease of long-term deferred tax liabilities and an increase in other long-term liabilities. The revision has no impact on total long-term liabilities as of December 31, 2022. In relation to this adjustment, the Company has also revised its Consolidated Statement of Cash Flows for the year ended December 31, 2022 to decrease deferred income tax and increase accrued and other liabilities within the changes in operating assets and liabilities section by $7.7 million, with no changes to net cash flows from operating activities for 2022. Further, the revision has no impact on the Company’s 2023 consolidated financial statements.

Principles of Consolidation

Subsequent to the Transfer during the third quarter of 2022 and through December 31, 2022, the Company’s financial statements were prepared on a consolidated basis and include the accounts of the Company and its wholly owned subsidiaries, as well as an entity in which the Company has a controlling financial interest. All intercompany accounts and transactions have been eliminated in consolidation.

Prior to the Transfer and through the date in the third quarter of 2022 when all subsidiaries of Xperi Product were owned by the parent company of Xperi Product, the accompanying financial statements of Xperi Product business were prepared on a combined basis and were derived from the consolidated financial statements and accounting records of the Former Parent as the Company was not historically held by a single legal entity. Net investment by Former Parent, which represents the Former Parent’s total net interest in the recorded net assets of the Company prior to the Transfer and through the date when all subsidiaries of Xperi Product were owned by the parent company of Xperi Product, is presented within equity on a combined basis in lieu of share capital. All intercompany balances and transactions within the combined business of the Company have been eliminated.

Foreign Currency Remeasurement and Transactions

The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Accordingly, each foreign subsidiary remeasures monetary assets and liabilities at period-end exchange rates, while non-monetary items are remeasured at historical exchange rates. Revenues and expenses are remeasured at the exchange rates in effect on the day the transaction occurs, except for those expenses related to non-monetary assets and liabilities, which are remeasured at historical exchange rates. Remeasurement adjustments are recognized in other (expense) income, net in the Consolidated Statements of Operations.

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

Net Loss Per Share

Net loss per share is computed by dividing net loss for the period by the weighted-average number of common shares outstanding during the period. For periods prior to the Separation, the calculations of basic and diluted loss per share were based on the number of shares outstanding on October 1, 2022, the Separation Date. In addition, it is assumed that there were no dilutive equity instruments as there were no Xperi stock-based awards outstanding prior to the Separation. Dilutive weighted-average common shares outstanding do not include unvested restricted stock units and stock options for the periods presented because the effect of their inclusion would have been anti-dilutive.

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to a customer in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services, which may include various combinations of goods and services which are generally capable of being distinct and accounted for as separate performance obligations. See Note 3—Revenue for detailed discussion on revenue recognition and disaggregation of revenue.

Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available and that is evaluated on a regular basis by the chief operating decision-maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The CODM reviews financial information presented on a consolidated basis for the purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it has one operating segment, which is also its reportable segment.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. There were no cash equivalents as of December 31, 2023 and 2022. Cash and cash equivalents are maintained with various financial institutions.

Non-Marketable Equity Investments

Investments in entities over which the Company has the ability to exercise significant influence, but does not hold a controlling interest, are accounted for using the equity method. Under the equity method, the Company records its proportionate share of income or loss in other income (expense), net, in the Consolidated Statements of Operations. Investments in entities over which the Company does not have the ability to exercise significant influence and which do not have readily determinable fair values, are initially recognized at cost and remeasured through earnings when there is an observable transaction involving the same or similar investment of the same issuer, or due to an impairment (referred to as the “measurement alternative”). The fair value of non-marketable equity investments is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. The Company monitors its non-marketable securities portfolio for potential impairment. When there is evidence that the expected fair value of the investment has declined to below the recorded cost, the impairment loss is recorded in other (expense) income, net, in the Consolidated Statements of Operations.

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

Derivative Instruments

The Company uses derivative financial instruments to manage foreign currency exchange rate risk. The Company does not enter into derivative transactions for trading purposes. The Company’s derivative financial instruments are recorded on the Consolidated Balance Sheets as assets or liabilities measured at fair value. For derivatives designated as a hedge, and effective as part of a hedge transaction, the effective portion of the gain or loss on the hedging derivative instrument is reported as a component of other comprehensive income (loss) and as a basis adjustment to the underlying hedged item and reclassified to earnings in the period in which the hedged item affects earnings. To the extent derivatives do not qualify or are not designated as hedges, or are ineffective, their changes in fair value are recorded in earnings immediately.

Concentration of Credit and Other Risks

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with large financial institutions, and at times, the deposits may exceed the federally insured limits. As part of its risk management processes, the Company performs periodic evaluations of the relative credit standing of these financial institutions. The Company has not sustained material credit losses from instruments held at these financial institutions. In addition, the Company has cash and cash equivalents held in international bank accounts that are denominated in various foreign currencies and has established risk management strategies designed to minimize the impact of certain currency exchange rate fluctuations.

The Company believes that any concentration of credit risk in its accounts receivable is substantially mitigated by its evaluation process, relatively short collection terms, and the high level of credit worthiness of its customers. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral.

There were no individually significant customers with revenue exceeding 10% of total revenue for the years ended December 31, 2023, 2022 and 2021. As of December 31, 2023 and 2022, no single customer represented 10% or more of the Company’s net balance of accounts receivable.

Accounts Receivable and Allowance for Credit Losses

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

Capitalization of Cloud Computing Costs

The Company capitalizes certain costs related to its enterprise cloud computing arrangements during the application development stage. During the post-implementation stage, these costs are amortized as hosting fees on a straight-line basis over the term of the hosting arrangements.

Acquisitions

The Company accounts for acquisitions using the acquisition method of accounting in accordance with Accounting Standard Codification Topic ASC 805, Business Combinations (“ASC 805”). Identifiable assets acquired and liabilities assumed are recorded at their acquisition date fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Acquisition related costs are expensed as incurred. Upon acquisition, the accounts and results of operations are consolidated as of and subsequent to the acquisition date.

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

Identified Intangible Assets and Goodwill Impairment

Identified finite-lived intangible assets consist of acquired patents, existing technology, customer relationships, trademarks and trade names, and non-compete agreements resulting from acquisitions, and acquired patents under asset purchase agreements. The Company’s identified intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 1 to 10 years. Identified indefinite-lived intangible assets include legacy TiVo tradenames and trademarks resulting from acquisitions.

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and identified intangible assets acquired. Goodwill was not amortized, but rather evaluated for potential impairment annually. As part of its annual goodwill impairment test using the quantitative approach, the Company recognized a goodwill impairment charge of $604.6 million for the year ended December 31, 2022. See Note 8—Goodwill Impairment and Intangible Assets, Net for more detail regarding the goodwill impairment.

Impairment of Long-Lived Assets

Long-lived assets include property and equipment, operating lease right-of-use (“ROU”) assets, and intangible assets. The Company reviews its long-lived assets for possible impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Such events and changes may include: a significant decrease in market value, changes in asset use, negative industry or economic trends, and changes in the Company’s business strategy. The Company measures recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows that the assets or the asset group are expected to generate. If the carrying value of the assets is not recoverable, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the assets.

For identified indefinite-lived intangible assets resulting from acquisitions, the Company evaluates their carrying value on an annual basis, and an impairment charge would be recognized to the extent that the carrying amount of such assets exceeds their estimated fair value.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease ROU assets, accrued liabilities, and noncurrent operating lease liabilities in the Company’s consolidated balance sheets. The ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the leases do not provide an implicit rate, the Company generally uses its incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The Company’s lease terms may include options to extend or terminate the lease, and these terms are factored into the valuation of ROU assets and liabilities when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Leases with an initial term of 12 months or less are not recorded on the balance sheets; expense for these leases is recognized on a straight-line basis over the lease term. Variable lease payments are expensed as incurred and are not included within the lease liability and ROU assets calculation.

As a practical expedient, the Company elected to account for lease components and non-lease components such as common area maintenance costs for all data center, office, and facility leases separately.

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

Stock-based Compensation

Prior to the Separation, certain Company employees participated in the Former Parent’s equity programs. Stock-based compensation expense has been attributed to the Company based on the awards and terms previously granted to the Company’s direct employees, as well as an allocation of the Former Parent’s corporate and shared functional employee expenses.

Stock-based compensation is measured at the grant date based on the estimated fair value of the award and is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service or performance period. Forfeiture rates are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. If the actual forfeiture rate is materially different from the estimate, stock-based compensation expense could be significantly different from what was recorded in the current period.

The Company uses the closing trading price of its common stock on the date of grant as the fair value of awards of restricted stock units (“RSUs”), and performance-based restricted stock units (“PSUs”) that are based on company-designated performance targets. For PSUs that are based on market conditions, or market-based PSUs, fair value is estimated by using a Monte Carlo simulation on the date of grant. The Company estimates the grant-date fair value of stock to be issued under the employee stock purchase plan (“ESPP”) using the Black-Scholes pricing model.

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

Advertising Costs

Advertising costs are expensed as incurred and are presented within selling, general and administrative expense in the Consolidated Statements of Operations. Advertising expenses for the years ended December 31, 2023, 2022 and 2021, were $8.1 million, $5.5 million, and $9.1 million, respectively.

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

Recent Accounting Pronouncements

Accounting Standards Adopted

In October 2021, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which amends the guidance in ASC 805 to require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with revenue recognition guidance under ASC 606. As a result of the amendments, it is expected that an acquirer will generally recognize and measure acquired contract assets and contract liabilities in a manner consistent with how the acquiree recognized and measured them in its preacquisition financial statements. The Company adopted this standard on January 1, 2022. The adoption did not have an impact on the Company’s consolidated financial statements.

Accounting Standards Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires significant segment expenses and other segment related items to be disclosed on an interim and annual basis. The new disclosure requirements are also applicable to companies with a single reportable segment. This guidance is effective on a retrospective basis for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this guidance on the disclosures within its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of specific categories in the effective tax rate reconciliation and additional information for reconciling items that meet a quantitative threshold and further disaggregation of income taxes paid for individually significant jurisdictions. This guidance is effective on a prospective or retrospective basis for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this guidance on the disclosures within its consolidated financial statements.

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

Description of Revenue-Generating Activities

The Company derives the majority of its revenue from licensing its technologies and solutions to customers within the Pay-TV, Consumer Electronics, Connected Car and Media Platform product categories. Refer to Part I, Item 1 of this Form 10-K for detailed information regarding these product categories.

Pay-TV

Customers within the Pay-TV category are primarily multi-channel video service providers, consumer electronics (“CE”) manufacturers, and end consumers. Revenue in this category is primarily derived from licensing the Company’s Pay-TV solutions, including Electronic Program Guides, TiVo video-over-broadband (“IPTV”) Solutions, Personalized Content Discovery and enriched Metadata.

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

Consumer Electronics

The Company licenses its audio technologies to CE manufacturers or their supply chain partners.

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

The Company applies a practical expedient to expense costs to obtain a contract with a customer as incurred as a component of selling, general and administrative expenses when the amortization period would have been one year or less. Contract costs capitalized and amortized have not been material to the consolidated financial statements.

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

The following table summarizes revenue by timing of recognition (in thousands):

	Year Ended December 31,
	2023	2022	2021
Recognized over time	$410,865	$401,668	$412,334
Recognized at a point in time	110,469	100,592	74,149
Total revenue	$521,334	$502,260	$486,483

The following table summarizes revenue by product category (in thousands):

	Year Ended December 31,
	2023	2022	2021
Pay-TV	$244,708	$249,457	$262,929
Consumer Electronics	132,355	128,395	99,529
Connected Car	94,864	84,201	88,306
Media Platform	49,407	40,207	35,719
Total revenue	$521,334	$502,260	$486,483

A significant portion of the Company’s revenue is derived from licensees headquartered outside of the United States, principally in Asia, Europe and the Middle East, and it is expected that this revenue will continue to account for a significant portion of total revenue in future periods. The following table presents the Company’s revenue disaggregated by geographic area (in thousands):

	Year Ended December 31,
	2023		2022		2021
U.S.	$267,998	51%	$278,920	56%	$249,537	51%
Japan	83,138	16	65,551	13	70,956	15
Europe and Middle East	41,113	8	42,846	9	56,317	12
China	35,809	7	30,932	6	18,027	4
Latin America	31,863	6	27,212	5	22,894	4
Other	61,413	12	56,799	11	68,752	14
Total revenue	$521,334	100%	$502,260	100%	$486,483	100%

Contract Balances

Contract Assets

Contract assets primarily consist of unbilled contracts receivable that are expected to be received from customers in future periods, where the revenue recognized to date exceeds the amount billed. The amount of unbilled contracts receivable may not exceed their net realizable value and are classified as noncurrent if the payments are expected to be received more than one year from the reporting date.

As of December 31, 2023 and 2022, the total of current and noncurrent balances of unbilled contracts receivable, net were $82.3 million and $69.5 million, respectively.

Contract Liabilities

Contract liabilities are mainly comprised of deferred revenue, which arises when cash payments are received, including amounts which are refundable, in advance of performance obligations being completed. Deferred revenue generally consists of prepaid licenses or other fees, amounts received related to NRE services to be performed in the future, and other offerings for which the Company is paid in advance while the promised good or service is transferred to the customer at a future date or over time. As of December 31, 2023 and 2022, the total of current and noncurrent balances of deferred revenue were $47.5 million and $44.5 million, respectively.

The following table presents additional revenue disclosures (in thousands):

	Years Ended December 31,
	2023	2022	2021
Revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period (1)	$20,620	$24,307	$23,863
Performance obligations satisfied in previous periods (true ups, recoveries, and settlements) (2)(3)	$11,863	$30,561	$8,772
(1)
The Company has identified an error in the disclosure of the amount of revenue recognized from the beginning balance of deferred revenue for the year ended December 31, 2022 in this Form 10-K filing. The amount for the year ended December 31, 2022 was revised to correct an immaterial error, which resulted in the disclosure of the amount recognized increasing by $4.6 million from the amount previously disclosed. There was no impact on any amounts recorded in the Company’s consolidated financial statements for any period presented.
(2)
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
(3)
For the year ended December 31, 2022, the Company recorded revenue from both the settlement of a contract dispute with a large mobile imaging customer, and the execution of a long-term license agreement with the same large mobile imaging customer. The long-term license agreement was effective as of the expiration of the prior agreement, and the Company expected to record revenue from the license agreement in future periods.

Remaining Performance Obligations

Remaining revenue under contracts with performance obligations represents the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, under certain of the Company’s fixed fee arrangements and engineering services contracts. As of December 31, 2023, the Company’s estimated remaining revenue under contracts with performance obligations was as follows (in thousands):

Year Ending December 31:	Amounts
2024	$46,763
2025	19,127
2026	6,375
2027	2,292
2028	1,031
Thereafter	1,203
Total	$76,791

Allowance for Credit Losses

The following table presents the activity in the allowance for credit losses for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023		2022		2021
	Accounts Receivable	Unbilled Contracts Receivable	Accounts Receivable	Unbilled Contracts Receivable	Accounts Receivable	Unbilled Contracts Receivable
Beginning balance	$1,950	$369	$2,255	$468	$6,454	$1,414
Provision for credit losses	497	52	799	(99)	714	38
Recoveries/charge-off	(541)	(231)	(1,104)	—	(4,913)	(984)
Balance at end of period	$1,906	$190	$1,950	$369	$2,255	$468

NOTE 4 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Other current assets consisted of the following (in thousands):

	December 31,
	2023	2022
Prepaid income tax	$4,813	$1,777
Prepaid expenses	19,913	20,001
Finished goods inventory	7,279	6,662
Other	6,869	13,734
Total	$38,874	$42,174

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2023	2022
Equipment, furniture and other	$78,357	$78,976
Building and improvements	17,876	18,331
Land	5,300	5,300
Leasehold improvements	11,758	17,038
Total property and equipment	113,291	119,645
Less: Accumulated depreciation and amortization	(71,722)	(71,818)
Property and equipment, net	$41,569	$47,827

Due to the global downsizing of its real estate footprint, the Company vacated a number of its leased office facilities, resulting in the impairment of the leasehold improvements completed at those facilities. For the years ended December 31, 2023 and

2022, the Company recorded impairment charges of $0.4 million and $2.9 million on leasehold improvements, respectively. See Note 10—Leases for more detail.

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2023	2022
Employee compensation and benefits	$44,095	$53,546
Accrued expenses	24,307	23,899
Current portion of operating lease liabilities	14,760	17,195
Third-party royalties	8,478	7,620
Accrued other taxes	6,464	1,285
Accrued income taxes	1,991	4,926
Other	9,866	1,543
Total	$109,961	$110,014

Accumulated other comprehensive loss (“AOCL”) consisted of the following (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance at December 31, 2020	$1,311	$—	$1,311
Other comprehensive loss before reclassification	(1,987)	—	(1,987)
Balance at December 31, 2021	$(676)	$—	$(676)
Other comprehensive loss before reclassification	(3,349)	(94)	(3,443)
Balance at December 31, 2022	$(4,025)	$(94)	$(4,119)
Other comprehensive income before reclassification	126	1,190	1,316
Amounts reclassified from AOCL into net loss	—	(62)	(62)
Net current period other comprehensive income	126	1,128	1,254
Balance at December 31, 2023	$(3,899)	$1,034	$(2,865)

NOTE 5 – FINANCIAL INSTRUMENTS

Non-marketable Equity Securities

As of December 31, 2023 and 2022, other noncurrent assets included equity securities accounted for under the equity method with a carrying amount of $4.9 million and $4.4 million, respectively. No impairments to the carrying amount of the Company’s non-marketable equity securities were recognized in the years ended December 31, 2023, 2022 and 2021, respectively.

Derivatives Instruments

In the fourth quarter of 2022, the Company initiated a foreign exchange hedging strategy to hedge local currency expenses and reduce variability associated with anticipated cash flows. The Company’s derivative financial instruments consist of foreign currency forward contracts. The maturities of these instruments are generally less than twelve months. Fair values for derivative financial instruments are based on prices computed using third-party valuation models. All the significant inputs to the third-party valuation models are observable in active markets. Inputs include current market-based parameters such as forward rates, yield curves and credit default swap pricing. For additional information related to the three-level hierarchy of fair value measurements, see Note 6—Fair Value.

The notional and fair values of all derivative instruments were as follows (in thousands):

	December 31,
	2023	2022
Derivative instruments in cash flow hedges (foreign exchange contracts):
Assets
Other current assets	$1,184	$—
Liabilities
Accrued liabilities	—	94
Total fair value	$1,184	$94
Notional value held to buy U.S. dollars in exchange for other currencies	$738	$—
Notional value held to sell U.S. dollars in exchange for other currencies	$45,468	$52,197
Undesignated derivative instruments (foreign exchange contracts):
Liabilities
Accrued liabilities	$—	$41
Total fair value	$—	$41
Notional value held to sell U.S. dollars in exchange for other currencies	$—	$7,402

All of the Company’s derivative financial instruments are eligible for netting arrangements that allow the Company and its counterparty to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company’s Consolidated Balance Sheets on a net basis.

The gross amounts of the Company’s foreign currency forward contracts and the net amounts recorded in the Company’s Consolidated Balance Sheets were as follows (in thousands):

	December 31,
	2023	2022
Gross amount of recognized assets	$1,300	$—
Gross amount of recognized liabilities	(116)	(135)
Net assets (liabilities)	$1,184	$(135)

Cash Flow Hedges

The Company designates certain foreign currency forward contracts as hedging instruments pursuant to ASC 815, Derivatives and Hedging. The effective portion of the gain or loss on the derivatives are reported as a component of AOCL in stockholders’ equity and reclassified into earnings in the Consolidated Statements of Operations in the period upon which the hedged transactions are settled. For information on the unrealized gain or loss on the derivatives included in and reclassified out of the AOCL into Consolidated Statements of Operations, refer to Note 4—Composition of Certain Financial Statement Captions.

The following table summarizes the gains recognized upon settlement of the hedged transactions in the Condensed Consolidated Statement of Operations for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Research and development	$841	$—
Selling, general and administrative	192	—
Total	$1,033	$—

Undesignated Derivatives

For derivatives that are not designated as hedge instruments, they are measured and reported at fair value as a derivative asset or liability in the Consolidated Balance Sheets with their corresponding change in the fair value recognized as gains or losses in other income, net in the Consolidated Statements of Operations. These instruments were all re-designated as foreign currency cash flow hedges in July 2023.

For the year ended December 31, 2023, gains recognized on the undesignated derivatives were $0.4 million; and for the year ended December 31, 2022, losses recognized were not significant.

The Company did not enter into any derivative contracts in 2021.

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

The Company’s derivative financial instruments, consisting of foreign currency forward contracts, are reported at fair value based on prices computed using third-party valuation models and classified as Level 2 of the fair value hierarchy (as described in Note 5—Financial Instruments).

Financial Instruments Not Recorded at Fair Value

The Company’s long-term debt is carried at historical cost and is measured at fair value on a quarterly basis for disclosure purposes. The carrying amounts and estimated fair values are as follows (in thousands):

	December 31,
	2023		2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Unsecured Promissory Note	$50,000	$49,659	$50,000	$48,478

If reported at fair value in the Consolidated Balance Sheets, the Company’s debt would be classified within Level 2 of the fair value hierarchy. The fair value of the debt was estimated based on the quoted market prices for the same or similar issues.

For more details related to the senior unsecured promissory note, see Note 9—Debt.

NOTE 7 – ACQUISITIONS AND DIVESTITURE

Vewd Software Holdings Limited

On July 1, 2022, the Company acquired all common stock of Vewd Software Holdings Limited (“Vewd,” and the “Vewd Acquisition”). Vewd is a leading global provider of OTT and hybrid TV solutions. The Vewd Acquisition establishes the Company as a leading independent streaming media platform through its TiVo brand and one of the largest independent providers of Smart TV middleware globally. The total consideration was approximately $102.9 million, consisting of approximately $52.9 million of cash and $50.0 million of debt. See Note 9—Debt for additional information on this debt.

Purchase Price Allocation

The Vewd Acquisition was accounted for as a business combination, using the acquisition method. The following table presents the allocation of the purchase price to the identifiable assets acquired and liabilities assumed based on the fair values at the acquisition date (fair value amounts in thousands):

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

Supplemental Pro Forma Information

The following unaudited pro forma financial information assumes the Vewd Acquisition was completed as of January 1, 2021. The unaudited pro forma financial information as presented below is for informational purposes only and is based on estimates and assumptions that have been made solely for purposes of developing such pro forma information. This is not necessarily indicative of the results of operations that would have been achieved if the Vewd Acquisition had taken place on January 1, 2021, nor is it necessarily indicative of future results. Consequently, actual results could differ materially from the unaudited pro forma financial information presented below. The following table presents the pro forma operating results as if the acquired operations of Vewd had been included in the Company’s Consolidated Statements of Operations as of January 1, 2021 (unaudited, in thousands):

	Year Ended December 31,
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

Divestiture and Assets Held for Sale

In December 2023, the Company entered into a definitive agreement with Tobii AB (the “Purchaser”), an eye tracking and attention computing company, pursuant to which it agreed to sell to the Purchaser its AutoSense in-cabin safety business and related imaging solutions subject to certain customary closing conditions (the “Divestiture”). The Divestiture represents a 100% equity sale transaction, in which the Purchaser is obligated to issue a senior secured promissory note in the principal amount of approximately $27.7 million carrying a fixed interest rate of 8%, and will make an aggregate of $15.0 million in future cash payments. In addition, there is potential incremental cash consideration which is contingent upon the future success of the divested AutoSense in-cabin safety business. Within 15 days of closing the Divestiture, the Purchaser is required to pay to the Company the acquired closing cash balance, less certain adjustments. The Divestiture is expected to further streamline the Company’s business and focus its investments on entertainment markets.

The divestiture did not represent a strategic shift that would have a major effect on the Company’s consolidated results of operations, and therefore its results of operations were not reported as discontinued operations.

The following table summarizes the carrying amounts of assets and liabilities classified as held for sale in connection with the Divestiture on the Company’s consolidated balance sheet as of December 31, 2023 (in thousands):

	December 31, 2023
	Current	Noncurrent	Total
Assets:
Cash and cash equivalents	$12,349	$—	$12,349
Accounts receivable, net	1,323	—	1,323
Unbilled contracts receivable, net	1,209	5,320	6,529
Prepaid expenses and other current assets	979	—	979
Property and equipment, net	—	2,391	2,391
Operating lease right-of-use assets	—	3,346	3,346
Other noncurrent assets	—	1,192	1,192
Total assets held for sale (1)	$15,860	$12,249	$28,109

Liabilities:
Accounts payable	$244	$—	$244
Accrued liabilities	4,821	—	4,821
Deferred revenue	1,126	—	1,126
Operating lease liabilities, noncurrent	—	2,741	2,741
Other noncurrent liabilities	—	7,064	7,064
Total liabilities held for sale	$6,191	$9,805	$15,996

Net assets held for sale	$9,669	$2,444	$12,113

(1)
Total assets held for sale also included certain fully amortized finite-lived intangible assets with an original cost of $35.2 million.

Due to the estimated fair value less cost to sell exceeding the carrying amount of the assets and liabilities presented above, the Company did not recognize an impairment loss related to the assets held for sale in the year ended December 31, 2023.

NOTE 8 – GOODWILL IMPAIRMENT AND INTANGIBLE ASSETS, NET

Goodwill Impairment

Goodwill was evaluated for potential impairment annually, as of the beginning of the fourth quarter, and whenever events or changes in circumstances indicated the carrying amount of goodwill may not be recoverable. The process of evaluating goodwill for potential impairment is subjective and requires significant estimates, assumptions and judgments particularly related to the identification of reporting units, the assignment of assets and liabilities to reporting units and estimating the fair value of each reporting unit. The Company concluded it operated in one reporting unit for all periods presented.

During the third and fourth quarters of 2022, sufficient impairment indicators were identified by the Company that it was more-likely-than-not that goodwill was impaired, and a quantitative interim goodwill impairment test was performed in each of the reporting periods. These impairment indicators included a sustained decline in the Former Parent’s stock price during the third quarter of 2022 and a further significant decline in the trading price of Xperi’s common stock during the fourth quarter of 2022, along with continued decline in macroeconomic conditions. A fair value assessment was completed for the Product reporting unit using the market approach capitalization, and when compared to the carrying value of this reporting unit, goodwill was considered impaired. As a result, a goodwill impairment charge of $604.6 million was recognized for the year ended December 31, 2022. As a result of this impairment charge, the Company’s goodwill balance was completely written off as of December 31, 2022.

Identified Intangible Assets

Identified intangible assets consisted of the following (in thousands):

		December 31, 2023
	Average Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets
Acquired patents	3-10	$17,281	$(3,478)	$13,803
Existing technology / content database	5-10	219,717	(181,713)	38,004
Customer contracts and related relationships	3-9	493,685	(365,074)	128,611
Trademarks/trade name	4-10	39,313	(34,453)	4,860
Non-compete agreements	1-2	3,101	(2,884)	217
Total finite-lived intangible assets		773,097	(587,602)	185,495
Indefinite-lived intangible assets:
TiVo tradename/trademarks	N/A	21,400	—	21,400
Total intangible assets		$794,497	$(587,602)	$206,895

Total intangible assets excluded certain finite-lived intangible assets with a gross amount of $35.2 million, which were fully amortized and classified as held for sale as of December 31, 2023 in connection with the Divestiture (as described in Note 7).

		December 31, 2022
	Average Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets
Acquired patents	3-10	$22,189	$(6,175)	$16,014
Existing technology / content database	5-10	240,894	(190,671)	50,223
Customer contracts and related relationships	3-9	502,188	(335,981)	166,207
Trademarks/trade name	4-10	39,613	(29,733)	9,880
Non-compete agreements	1-2	3,101	(2,449)	652
Total finite-lived intangible assets		807,985	(565,009)	242,976
Indefinite-lived intangible assets:
TiVo tradename/trademarks	N/A	21,400	—	21,400
Total intangible assets		$829,385	$(565,009)	$264,376

As of December 31, 2023, the estimated future amortization expense of finite-lived intangible assets was as follows (in thousands):

Year Ending December 31:	Amounts
2024	$43,363
2025	34,816
2026	31,486
2027	30,643
2028	30,305
Thereafter	14,882
Total amortization	$185,495

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

As of December 31, 2023, $50.0 million in principal balance was outstanding. Interest expense on the Promissory Note was $3.0 million and $1.5 million for the years ended December 31, 2023 and 2022, respectively.

NOTE 10 – LEASES

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

The Company began the effort of optimizing its global real estate footprint and decided to vacate and sublease certain offices following the Spin-Off in October 2022. For the years ended December 31, 2023 and 2022, the Company recorded impairment charges of $1.3 million and $4.8 million to reduce the carrying amount of certain operating lease ROU assets, respectively, along with writing off the related leasehold improvements of $0.4 million and $2.9 million, respectively. The Company determined that it may not be able to fully recover the carrying amount of the leased offices due to a change in the manner in which the offices are being used, a significant decrease in the expected market price of the leased asset, and expected delays in subleasing the space based on the current real estate leasing market. The Company estimated the fair value using a discounted cash flows approach with assumptions such as expectations of cash flows from projected sublease income, occupancy estimates, and its outlook for the local real estate market.

The components of operating lease costs were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Fixed lease cost (1)	$20,306	$20,581	$20,619
Variable lease cost	5,130	5,365	5,030
Less: sublease income	(9,896)	(9,498)	(9,724)
Total operating lease cost	$15,540	$16,448	$15,925

(1)
Includes short-term leases expensed on a straight-line basis.

The following table presents supplemental cash flow information arising from lease transactions (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cash payments included in the measurement of operating lease liabilities	$19,968	$20,307	$20,826
Operating ROU assets obtained in exchange for lease obligations	$11,563	$14,360	$6,131

The weighted-average remaining term of the Company’s operating leases and the weighted-average discount rate used to measure the present value of the operating lease liabilities are as follows:

	December 31,
	2023	2022
Weighted-average remaining lease term (in years)	3.37	3.69
Weighted-average discount rate	5.3%	5.1%

Future minimum lease payments and related lease liabilities as of December 31, 2023 were as follows (in thousands):

	Operating Lease Payments (1)	Sublease Income	Net Operating Lease Payments
2024	$16,805	$(5,843)	$10,962
2025	16,177	(6,108)	10,069
2026	9,812	(1,412)	8,400
2027	3,964	(368)	3,596
2028	1,996	(379)	1,617
Thereafter	1,101	(291)	810
Total lease payments	49,855	$(14,401)	$35,454
Less: imputed interest	(4,497)
Present value of operating lease liabilities:	$45,358

Less: operating lease liabilities, current portion	(14,760)
Noncurrent operating lease liabilities	$30,598
(1)
Future minimum lease payments exclude short-term leases as well as payments to landlords for variable common area maintenance, insurance and real estate taxes.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Unconditional Purchase Obligations

In the ordinary course of business, the Company enters into contractual agreements with third parties that include non-cancelable payment obligations, for which it is liable in future periods. These arrangements primarily include unconditional purchase obligations to service providers. Total future unconditional purchase obligations as of December 31, 2023 were as follows (in thousands):

Year Ending December 31:	Amounts
2024	$44,156
2025	30,185
2026	28,310
2027	8,701
2028	8,324
Thereafter	23,552
Total	$143,228

Inventory Purchase Commitment

The Company uses contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate supply, the Company enters into agreements with its contract manufacturers that either allow them to procure inventory based on criteria as defined by the Company or that establish the parameters defining the Company’s requirements. A significant portion of the Company’s purchase commitments arising from these agreements consist of firm, non-cancelable and unconditional purchase commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule or adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of December 31, 2023, the Company had total inventory purchase commitments of $0.4 million.

Indemnifications

In the normal course of business, the Company provides indemnifications of varying scopes and amounts to certain of its licensees, customers, and business partners against claims made by third parties arising from the use of the Company's products, intellectual property, services, or technologies. The Company cannot reasonably estimate the possible range of losses that may be incurred pursuant to its indemnification obligations, if any. Variables affecting any such assessment include, but are not limited to: the scope of the contractual indemnification obligation; the nature of the third party claim asserted; the relative merits of the third party claim; the financial ability of the third party claimant to engage in protracted litigation; the number of parties seeking indemnification; the nature and amount of damages claimed by the party suing the indemnified party;

and the willingness of such party to engage in settlement negotiations. The Company has received requests for indemnification, but to date none has been material, and no liability has been recorded in the Company’s financial statements.

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

NOTE 12 – NET LOSS PER SHARE

On October 1, 2022, 42,023,632 shares of the Company’s common stock, par value $0.001 per share, were distributed to the Former Parent’s stockholders of record as of September 21, 2022. This share amount is utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the Separation and such shares are treated as issued and outstanding for purposes of calculating historical net loss per share. For periods prior to the Separation, it is assumed that there are no dilutive equity instruments as there were no Xperi stock-based awards outstanding prior to the Separation.

For periods subsequent to the Separation, actual outstanding shares are used to calculate both basic and diluted weighted-average number of common shares outstanding. Potentially dilutive common shares, such as common shares issuable upon exercise of stock options and vesting of restricted stock awards and units are typically reflected in the computation of diluted net income per share by application of the treasury stock method. Due to the net losses reported, these potentially dilutive securities were excluded from the computation of diluted net loss per share, since their effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted shares (in thousands, except per share amounts):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net loss attributable to the Company - basic and diluted	$(136,613)	$(757,484)	$(175,622)
Denominator:
Weighted-average number of shares used to compute net loss per share attributable to the Company - basic and diluted	43,012	42,029	42,024
Net loss per share attributable to the Company - basic and diluted	$(3.18)	$(18.02)	$(4.18)

The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022
Stock options	106	146
Restricted stock units	7,067	4,604
ESPP	81	—
Total	7,254	4,750

Potentially dilutive shares for the year ended December 31, 2021 were not considered as there were no Xperi stock-based awards outstanding prior to the Separation.

NOTE 13 – STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

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

The conversion of the Former Parent equity awards was accounted for as a modification, resulting in $8.4 million of incremental stock-based compensation expense to be recognized over the remaining vesting term of the modified awards.

Equity Incentive Plans

In connection with the Separation and on October 1, 2022, the Company adopted the Xperi Inc. 2022 Equity Incentive Plan (the “2022 EIP”).

Under the 2022 EIP, the Company may grant equity-based awards to employees, non-employee directors, and consultants for services rendered to the Company (or any parent or subsidiary) in the form of stock options, stock awards, restricted stock awards, RSUs, stock appreciation rights, dividend equivalents and performance awards, or any combination thereof.

The 2022 EIP provides for option grants designated as either incentive stock options or non-statutory options. Stock options have been granted with an exercise price not less than the value of the Company’s common stock on the grant date and have 10-year contractual terms from the date of grant and vest over a four-year period. The vesting criteria for restricted stock units has historically been the passage of time or meeting certain performance-based objectives, and continued employment through the vesting period over three or four years for time-based awards or three years for performance-based awards.

As of December 31, 2023, there were approximately 4.2 million shares reserved for future grant under the 2022 EIP.

Employee Stock Purchase Plans

In connection with the Separation and on October 1, 2022, the Company adopted the Xperi Inc. 2022 Employee Stock Purchase Plan. The plan provided consecutive overlapping 24-month offering periods, with four purchase periods that were generally six months in length, commencing on each December 1 and June 1 during the term of the plan. The plan was subsequently amended (as amended, the “2022 ESPP”), and commencing December 1, 2023, the length of the offering periods was reduced from 24 months to 12 months and the employee’s maximum participant contribution was reduced from 100% to 15% of their after tax base earnings and commissions up to the limit imposed by the Internal Revenue Service (“IRS”). The accumulated deductions will be applied to the purchase of shares on each semi-annual purchase date. The purchase price per share will equal 85% of the fair market value per share on the start date of the offering period or, if lower, 85% of the fair market value per share on the semi-annual purchase date. An eligible employee’s right to purchase the Company’s common stock under the 2022 ESPP may not accrue at a rate in excess of $25,000 limit imposed by the IRS on the fair market value of such shares per calendar year.

If the fair market value per share of the Company’s common stock on any purchase date during an offering period is less than the fair market value per share on the start date of the 12-month offering period, then that offering period will automatically terminate and a new 12-month offering period will begin on the next business day. All participants in the terminated offering will be transferred to the new offering.

The change in the term of the offering period (as described above) was accounted for as a modification, where the original options to purchase shares were cancelled and concurrently replaced with new options from the 12-month offering period. There was no incremental compensation expense resulting from the modification. As of December 1, 2023, total compensation expense of $5.9 million was expected to be recognized by the Company, on a straight-line basis, over an accelerated term of 12 months.

For the year ended December 31, 2023, the Company issued 1.3 million shares under the 2022 ESPP at a weighted-average purchase price of $8.92, net of shares withheld to satisfy withholding tax requirements for certain employees, for an aggregate net proceeds of $11.9 million.

As of December 31, 2023, there were approximately 3.7 million shares reserved for future grant under the 2022 ESPP.

The following table summarizes the valuation assumptions used in estimating the fair value of the 2022 ESPP for the offering periods in effect using the Black-Scholes option pricing model:

	Year Ended December 31,
	2023	2022
Expected life (years)	0.5 — 2.0	2.0
Risk-free interest rate	4.33% — 5.44%	4.3%
Dividend yield	0.0%	0.0%
Expected volatility	44.11% — 51.19%	42.9%

Prior to the Separation, the valuation assumptions were determined by the Former Parent. The following assumptions were used to value the Former Parent’s ESPP shares granted to employees specifically identifiable to Xperi in the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Expected life (years)	2.0	2.0
Risk-free interest rate	1.3%	0.1% - 0.2%
Dividend yield	1.1%	0.9% - 1.2%
Expected volatility	48.5%	52.0%

The Company uses the Black-Scholes option pricing model to determine the estimated fair value of ESPP shares. The determinations of these assumptions are outlined below:

Expected life—The expected life assumption is based on analysis of the Company’s historical employee exercise patterns. The expected life of options granted under the ESPP represents the offering period of two years. Effective December 1, 2023, the expected life of options granted under the ESPP was changed to one year.

Volatility—Due to limited historical trading data, volatility is calculated based on a peer group over the most recent period that represents the remaining term of the vesting period as of the valuation date. For ESPP with the expected life of one year, volatility is calculated based on the Company’s stock price.

Risk-free interest rate—The risk-free interest rate assumption is based on the U.S. Treasury rate for issues, commensurate with the expected life of the options granted.

Dividend yield—Following the Separation in October 2022, the Company does not expect to pay dividends in the foreseeable future. Prior to the Separation, the Former Parent determined the expected dividend yield based on cash dividends declared by the board of directors for the previous four quarters and dividing that result by the average closing price of the Former Parent’s common stock for the quarter. Cash dividends were not paid on stock options, restricted stock units, or unvested restricted stock awards.

Stock Options

The following table provides the Company’s stock option activity from the Separation Date to December 31, 2023 (in thousands, except per share amounts):

	Number of Shares Subject to Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at December 31, 2022	146	$25.48	1.89	$—
Options canceled / forfeited / expired	(40)	$21.76
Balance at December 31, 2023 (1)	106	$26.87	1.69	$—

(1) The ending balance at December 31, 2023 represents stock options that were fully vested and exercisable.

Restricted Stock Units

Information with respect to outstanding RSUs (including both time-based vesting and performance-based vesting) as of December 31, 2023 is as follows (in thousands, except per share amounts):

	Number of Shares Subject to Time- based Vesting	Number of Shares Subject to Performance- based Vesting	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2022	3,713	891	4,604	$20.35
Granted	3,204	1,009	4,213	$11.64
Vested / released	(1,231)	(15)	(1,246)	$18.44
Canceled / forfeited	(290)	(214)	(504)	$20.20
Balance at December 31, 2023	5,396	1,671	7,067	$15.51

Performance-Based Awards

From time to time, the Company may grant PSUs to senior executives, certain employees, and consultants. The value and the vesting of such PSUs are generally linked to one or more performance goals or certain market conditions determined by the Company, in each case on a specified date or dates or over any period or periods determined by the Company, and may range from zero to 200% of the grant. For PSUs subject to market conditions, the fair value per award is fixed at the grant date and the amount of compensation expense is not adjusted during the performance period regardless of changes in the level of achievement of the market condition.

In April 2023, in accordance with the EMA executed by the Company and the Former Parent in connection with the Separation, the Company modified certain vesting conditions related to market-based PSUs granted in 2022, resulting in a total incremental compensation expense of $2.9 million, which is expected to be recognized over the remaining requisite service period through April 2025.

The Company uses the closing trading price of its common stock on the date of grant as the fair value of awards of RSUs and PSUs that are based on Company-designated performance targets. For PSUs that are based on market conditions, or market-based PSUs, fair value is estimated by using a Monte Carlo simulation on the date of grant.

The following assumptions were used to value the market-based PSUs granted during the period:

	Year Ended December 31,
	2023	2022	2021
Expected life (years)	1.5 — 2.8	3.0	3.0
Risk-free interest rate	4.54% — 4.96%	2.8%	0.3%
Dividend yield	0.00%	1.2%	1.0%
Expected volatility	44.11% — 51.19%	40.9%	47.9%

Assumptions used in the years ended December 31, 2022 and 2021 were for market-based PSUs granted by the Former Parent.

Stock-Based Compensation

Prior to the Separation, the stock-based compensation expense was based on the expense for employees specifically identifiable to Xperi. Consequently, the amounts presented are not necessarily indicative of future awards and do not necessarily reflect the costs that the Company would have incurred as an independent company.

Total stock-based compensation expense for the years ended December 31, 2023, 2022 and 2021 is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of revenue, excluding depreciation and amortization of intangible assets	$3,466	$2,906	$1,972
Research and development	25,276	21,561	17,914
Selling, general and administrative	40,789	20,836	13,623
Total stock-based compensation expense	$69,531	$45,303	$33,509

Stock-based compensation expense categorized by award type for the years ended December 31, 2023, 2022 and 2021 is summarized in the table below (in thousands):

	Year Ended December 31,
	2023	2022	2021
Restricted stock awards and units	$64,179	$42,208	$30,015
Stock options	—	368	66
ESPP	5,352	2,727	3,428
Total stock-based compensation expense	$69,531	$45,303	$33,509

In addition, for the years ended December 31, 2022 and 2021, $6.9 million and $9.2 million, respectively, of stock-based compensation expense was recognized in operating results as part of the corporate and shared functional employees’ expenses allocation.

As of December 31, 2023, unrecognized stock-based compensation expense related to unvested stock-based awards is as follows (amounts in thousands):

	December 31, 2023
	Unrecognized Stock-Based Compensation	Weighted-Average Period to Recognize Expense (in years)
RSUs and PSUs	$88,151	2.1
ESPP	5,532	0.9
Total unrecognized stock-based compensation expense	$93,683

NOTE 14 – INCOME TAXES

The components of loss before taxes are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
U.S.	$(142,447)	$(667,612)	$(123,201)
Foreign	12,801	(80,005)	(37,037)
Loss before taxes	$(129,646)	$(747,617)	$(160,238)

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current:
U.S. federal	$1,398	$—	$—
Foreign	16,546	21,252	12,531
State and local	694	1,723	(604)
Total current	18,638	22,975	11,927
Deferred:
U.S. federal	19	(5,431)	1,215
Foreign	(8,113)	(3,871)	7,116
State and local	(502)	(84)	(1,418)
Total deferred	(8,596)	(9,386)	6,913
Provision for income taxes	$10,042	$13,589	$18,840

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes.

As of December 31, 2023, the Company released $2.6 million of valuation allowance associated with certain foreign deferred tax assets due to the change in circumstances that affect the realizability of those deferred tax assets.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating losses	$22,442	$19,477
Research credits	10,513	6,791
Foreign tax credits	5,796	2,119
Accrued expenses	25,729	27,987
Basis difference in fixed and intangible assets	38,899	16,290
Deferred revenue	10,652	9,556
Capitalized R&D	87,465	63,601
Lease liability	11,075	13,310
Other tax credits	2,318	1,673
Gross deferred tax assets	214,889	160,804
Valuation allowance	(157,595)	(111,779)
Net deferred tax assets	57,294	49,025
Deferred tax liabilities:
Acquired intangible assets	(36,416)	(45,424)
Revenue recognition	(4,574)	(2,292)
Operating ROU assets	(9,758)	(10,550)
Other	(8,436)	(1,562)
Gross deferred tax liabilities	(59,184)	(59,828)
Net deferred tax liabilities	$(1,890)	$(10,803)

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

As of December 31, 2023, the Company had recorded deferred tax assets for the tax effects of the following gross tax loss carryforwards (in thousands):

	Carry forward Amount	Years of Expiration
Federal	$29,202	2027—indefinite
State (post-apportionment)	$93,258	2024—2042

As of December 31, 2023, the Company had the following credits available to reduce future income tax expense (in thousands):

	Carry forward Amount	Years of Expiration
Federal research and development credits	$9,451	2024—2043
State research and development credits	$17,356	2024—indefinite
Foreign tax credits	$8,114	2026—2033

The deferred tax asset valuation allowance and changes in the deferred tax asset valuation allowance consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance at beginning of period	$111,779	$101,529	$52,676
Charged (credited) to expenses	46,397	19,321	59,249
Charged (credited) to other accounts	(581)	(9,071)	(10,396)
Balance at end of period	$157,595	$111,779	$101,529

Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate to loss before income taxes as a result of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
U.S. federal statutory rate	$(27,226)	$(157,032)	$(33,650)
State, net of federal benefit	532	1,974	(258)
Stock-based compensation	6,758	2,036	(1,740)
Executive compensation limitation	1,911	2,286	2,221
Research tax credit	(6,983)	(5,225)	(2,321)
Foreign withholding tax	12,811	8,079	11,018
Goodwill impairment	—	107,831	—
Restructuring and transaction costs	649	293	—
Divestiture-related activity	(26,915)	—	—
Foreign rate differential	(7,354)	19,337	16,407
Foreign tax credit	(10,124)	(977)	(8,928)
Change in valuation allowance	50,314	20,491	39,063
Foreign income inclusions	10,151	7,656	—
Unrecognized tax benefits	746	6,798	1,526
Change in estimates	3,844	(1,802)	(4,674)
Others	928	1,844	176
Total	$10,042	$13,589	$18,840

At December 31, 2023, the Company asserts that it will not permanently reinvest its foreign earnings outside the United States. The Company anticipates that the cash from its foreign earnings may be used domestically to fund operations or used for other business needs. The accumulated undistributed earnings generated by its foreign subsidiaries was approximately $29.7 million. Substantially all of these earnings will not be taxable upon repatriation to the United States since they will be treated as previously taxed earnings and profits. The U.S. state income taxes and foreign withholding taxes related to the distributable cash of the Company’s foreign subsidiaries are not expected to be material.

As of December 31, 2023, unrecognized tax benefits were approximately $23.6 million, of which $9.6 million would affect the effective tax rate, if recognized. As of December 31, 2022, unrecognized tax benefits were approximately $19.4 million, of which $8.8 million would affect the effective tax rate, if recognized. As of December 31, 2021, unrecognized tax benefits were approximately $8.4 million, of which $1.7 million would affect the effective tax rate, if recognized.

The Company is unable to make a reasonable estimate of the timing of the long-term payments or the amount by which the unrecognized tax benefits will increase or decrease over the next 12 months.

The reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2023, 2022 and 2021 is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Total unrecognized tax benefits at January 1	$19,354	$8,438	$7,106
Changes due to mergers and transactions	—	1,682	(1,440)
Increases for tax positions related to the current year	4,070	8,793	1,962
Increases for tax positions related to prior years	961	444	1,303
Decreases for tax positions related to prior years	(798)	(3)	(493)
Total unrecognized tax benefits at December 31	$23,587	$19,354	$8,438

It is the Company’s policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. For the year ended December 31, 2023, the Company recognized interest and penalties of $0.3 million related to unrecognized tax benefits, whereas interest and penalties were immaterial for the years ended December 31, 2022 and 2021. As of December 31, 2023, accrued interest and penalties were $0.4 million, whereas amounts accrued as of December 31, 2022 were immaterial.

With few exceptions, the Company’s 2019 through 2023 tax years are open and subject to potential examination in one or more jurisdictions at December 31, 2023. In addition, in the United States, any net operating losses or credits that were generated in 2022 or earlier but not yet fully utilized in a year that is closed under the statute of limitations may also be subject to adjustment if the Former Parent were to be audited.

NOTE 15 - GEOGRAPHIC INFORMATION

Long-lived assets consist primarily of property and equipment and operating lease ROU assets. The following table summarizes long-lived assets by geographic region (in thousands):

	December 31,
	2023	2022
U.S.	$69,725	$81,570
Europe	3,416	8,865
Asia and other	8,328	10,293
Total	$81,469	$100,728

See Note 3—Revenue for information on revenue by geographic region.

NOTE 16 - RELATED PARTY TRANSACTIONS AND NET INVESTMENT BY FORMER PARENT

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

Allocation of Corporate Expenses

Prior to Separation, the Consolidated Financial Statements included expenses for certain management and support functions which were provided on a centralized basis within the Former Parent, as described in Note 2—Summary of Significant Accounting Policies. These management and support functions include, but are not limited to, executive management, sales and marketing, finance, legal, information technology, employee benefits administration, stock-based compensation, treasury, risk management, procurement and other shared services. These allocations were made on a direct usage basis when identifiable, with the remainder allocated on a pro rata basis of billing, revenue, headcount or other measures of the Company and the Former Parent.

The amount of these allocations from the Former Parent was $47.6 million, which included $3.0 million for depreciation expenses and $44.6 million for selling, general and administrative for the year ended December 31, 2022; and $59.7 million, which included $4.6 million for depreciation expense, and $55.1 million for selling, general and administrative expense for the year ended December 31, 2021.

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

Net Transfers from Former Parent

A reconciliation of Net transfers from the Former Parent on the Consolidated Statements of Equity to the corresponding amount on the Consolidated Statements of Cash Flows was as follows (in thousands):

	Year Ended December 31,
	2022	2021
Total net transfers from Former Parent per Consolidated Statements of Equity	$100,915	$116,830
Stock-based compensation	(45,303)	(33,509)
Net proceeds from capital contributions by Former Parent	83,235	—
Issuance of equity to noncontrolling interest	(1,423)	9
Other	(1,387)	—
Total net transfers from Former Parent per Consolidated Statements of Cash Flows	$136,037	$83,330

NOTE 17 – BENEFIT PLAN

The Company maintains a 401(k) retirement savings plan that allows voluntary contributions by all eligible U.S. employees upon their hire date. Eligible employees may elect to contribute up to the maximum amount allowed under Internal Revenue Service regulations. The Company can make discretionary contributions under the 401(k) plan. During the years ended December 31, 2023, 2022 and 2021, the Company’s employer 401(k) match expense was approximately $4.3 million, $5.4 million, and $3.6 million, respectively.

NOTE 18 - SUBSEQUENT EVENT

As previously discussed in Note 7, in December 2023, the Company entered into a definitive agreement with the Purchaser to divest its AutoSense in-cabin safety business and related imaging solutions. All of the assets and liabilities associated with the Divestiture were classified as held for sale as of December 31, 2023. The Divestiture was completed on January 31, 2024. The Company is currently evaluating the accounting impact resulting from the Divestiture, which it expects to include in its financial results in the first quarter of 2024.

Schedule II. Valuation and Qualifying Accounts

None.

102

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

10.7+	Form of 2022 Restricted Stock Unit Award Agreement of Xperi Inc (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K on March 6, 2023).
10.8+	Form of Stock Option Award Agreement of Xperi Inc. (filed as Exhibit 10.13 to the Company’s Registration Statement on Form 10 on August 26, 2022, and incorporated herein by reference)
10.9+	Form of 2022 Performance-Based Restricted Stock Unit Award Agreement of Xperi Inc (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K on March 6, 2023).
10.10+	Xperi Inc. 2022 Equity Incentive Plan (filed as Exhibit 10.15 to the Company’s Registration Statement on Form 10 on August 26, 2022, and incorporated herein by reference)
10.11+	Xperi Inc. Amended and Restated 2022 Employee Stock Purchase Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on November 13, 2023, and incorporated herein by reference)
10.12	First Amendment to Transition Services Agreement by and between Adeia Inc. and Xperi Inc., dated October 10, 2022 (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K on March 6, 2023).
21.1	List of subsidiaries
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (see signature page to this Annual Report on Form 10-K)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Policy for Recovery of Erroneously Awarded Incentive Compensation.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

103

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+	Indicates a management contract or compensatory plan or arrangement.
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

Dated: March 1, 2024

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

Signature	Title	Date

/s/ Jon E. Kirchner	Chief Executive Officer, President and Director
Jon E. Kirchner	(Principal Executive Officer)	March 1, 2024

/s/ Robert Andersen	Chief Financial Officer (Principal Financial and
Robert Andersen	Accounting Officer)	March 1, 2024

/s/ David C. Habiger
David C. Habiger	Chairman of the Board of Directors	March 1, 2024

/s/ Darcy Antonellis
Darcy Antonellis	Director	March 1, 2024

/s/ Laura J. Durr
Laura J. Durr	Director	March 1, 2024

/s/ Christopher Seams
Christopher Seams	Director	March 1, 2024