Form 10-Q
period 2024-03-31
Xperi Inc.
filed 2024-05-09
CIK 1788999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares outstanding of the registrant’s common stock as of April 29, 2024 was 45,148,108.

XPERI INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

Note About Forward-Looking Statements

This quarterly report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” “may,” “intends,” “targets” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements that relate to our future revenue, product development, demand, acceptance and market share, growth rate, competitiveness, gross margins, levels of research, development and other related costs, expenditures, the outcome or effects of and expenses related to litigation and administrative proceedings, tax expenses, cash flows, our management’s plans and objectives for our current and future operations, the levels of customer spending or research and development activities, general economic conditions, the impact of any acquisitions or divestitures on our financial condition and results of operations, and the sufficiency of financial resources to support future operations and capital expenditures.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

XPERI INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$118,844	$126,839
Operating expenses:
Cost of revenue, excluding depreciation and amortization of intangible assets	29,756	27,792
Research and development	50,439	54,856
Selling, general and administrative	56,353	57,776
Depreciation expense	3,584	4,093
Amortization expense	11,039	14,827
Impairment of long-lived assets	—	1,096
Total operating expenses	151,171	160,440
Operating loss	(32,327)	(33,601)
Interest and other income, net	1,042	1,108
Interest expense—debt	(748)	(740)
Gain on divestiture	22,934	—
Loss before taxes	(9,099)	(33,233)
Provision for (benefit from) income taxes	4,272	(294)
Net loss	(13,371)	(32,939)
Less: net loss attributable to noncontrolling interest	(251)	(939)
Net loss attributable to the Company	$(13,120)	$(32,000)
Net loss per share attributable to the Company - basic and diluted	$(0.29)	$(0.76)
Weighted-average number of shares used in net loss per share calculations - basic and diluted	44,521	42,224

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(13,371)	$(32,939)
Other comprehensive loss:
Change in foreign currency translation adjustment	(384)	613
Unrealized (loss) gain on cash flow hedges	(791)	863
Comprehensive loss	(14,546)	(31,463)
Less: comprehensive loss attributable to noncontrolling interest	(251)	(939)
Comprehensive loss attributable to the Company	$(14,295)	$(30,524)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$95,216	$142,085
Accounts receivable, net	63,650	55,984
Unbilled contracts receivable, net	70,363	64,114
Prepaid expenses and other current assets	42,889	38,874
Assets held for sale	—	15,860
Total current assets	272,118	316,917
Note receivable, noncurrent	27,676	—
Deferred consideration from divestiture	6,016	—
Unbilled contracts receivable, noncurrent	16,117	18,231
Property and equipment, net	41,712	41,569
Operating lease right-of-use assets	36,360	39,900
Intangible assets, net	195,894	206,895
Deferred tax assets	4,893	5,093
Other noncurrent assets	29,604	32,781
Assets held for sale, noncurrent	—	12,249
Total assets	$630,390	$673,635
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$19,706	$20,849
Accrued liabilities	83,502	109,961
Deferred revenue	26,327	28,111
Liabilities held for sale	—	6,191
Total current liabilities	129,535	165,112
Long-term debt	50,000	50,000
Deferred revenue, noncurrent	22,704	19,425
Operating lease liabilities, noncurrent	26,795	30,598
Deferred tax liabilities	7,006	6,983
Other noncurrent liabilities	12,593	4,577
Liabilities held for sale, noncurrent	—	9,805
Total liabilities	248,633	286,500
Commitments and contingencies (Note 13)
Equity:
Preferred stock: $0.001 par value; 6,000 shares authorized as of March 31, 2024 and December 31, 2023; no shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock: $0.001 par value; 140,000 shares authorized as of March 31, 2024 and December 31, 2023; 45,031 and 44,211 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	45	44
Additional paid-in capital	1,221,709	1,212,501
Accumulated other comprehensive loss	(4,040)	(2,865)
Accumulated deficit	(818,568)	(805,448)
Total Company stockholders’ equity	399,146	404,232
Noncontrolling interest	(17,389)	(17,097)
Total equity	381,757	387,135
Total liabilities and equity	$630,390	$673,635

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2024		2023
Cash flows from operating activities:
Net loss	$(13,371)		$(32,939)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from divestiture	(22,934)		—
Depreciation of property and equipment	3,584		4,093
Amortization of intangible assets	11,039		14,827
Stock-based compensation expense	14,757		15,968
Impairment of long-lived assets	—		1,096
Deferred income taxes	223		(200)
Other	313		1,000
Changes in operating assets and liabilities:
Accounts receivable	(10,521)		(6,019)
Unbilled contracts receivable	(4,324)		(9,124)
Prepaid expenses and other assets	(2,788)		(5,709)
Accounts payable	(821)		(1,108)
Accrued and other liabilities	(26,427)		(23,855)
Deferred revenue	1,483		(1,133)
Net cash used in operating activities	(49,787)		(43,103)
Cash flows from investing activities:
Purchases of property and equipment	(1,845)		(1,967)
Capitalized internal-use software	(2,603)		(1,894)
Purchases of intangible assets	(39)		(68)
Net cash used in divestiture	(227)		—
Net cash used in investing activities	(4,714)		(3,929)
Cash flows from financing activities:
Withholding taxes related to net share settlement of equity awards	(4,671)		(2,917)
Net cash used in financing activities	(4,671)		(2,917)
Effect of exchange rate changes on cash and cash equivalents	(46)		518
Net decrease in cash and cash equivalents	(59,218)		(49,431)
Cash and cash equivalents at beginning of period	154,434	(1)	160,127
Cash and cash equivalents at end of period	$95,216		$110,696
Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$4,235		$1,603
Interest paid	$756		$1,496
Supplemental disclosure of noncash investing and financing activities:
Note receivable in exchange for consideration from divestiture	$27,676		$—
Deferred consideration from divestiture	$5,854		$—
Unpaid withholding taxes related to net share settlement of equity awards	$918		$—
Costs capitalized for internal-use software included in accrued liabilities	$676		$—
(1)
Includes $12.3 million of cash and cash equivalents classified as held for sale at December 31, 2023.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

(unaudited)

Three Months Ended March 31, 2024	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Interest	Equity
Balances at January 1, 2024	44,211	$44	$1,212,501	$(2,865)	$(805,448)	$(17,097)	$387,135
Change in ownership interest of the Company	—	—	41	—	—	(41)	—
Vesting of restricted stock units, net of tax withholding	820	1	(5,590)	—	—	—	(5,589)
Stock-based compensation	—	—	14,757	—	—	—	14,757
Foreign currency translation adjustment	—	—	—	(384)	—	—	(384)
Unrealized loss on cash flow hedges	—	—	—	(791)	—	—	(791)
Net loss	—	—	—	—	(13,120)	(251)	(13,371)
Balances at March 31, 2024	45,031	$45	$1,221,709	$(4,040)	$(818,568)	$(17,389)	$381,757

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

(unaudited)

Three Months Ended March 31, 2023	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Interest	Equity
Balances at January 1, 2023	42,066	$42	$1,136,330	$(4,119)	$(668,835)	$(14,432)	$448,986
Change in ownership interest of the Company	—	—	(11)	—	—	11	—
Vesting of restricted stock units, net of tax withholding	431	—	(2,917)	—	—	—	(2,917)
Stock-based compensation	—	—	15,968	—	—	—	15,968
Foreign currency translation adjustment	—	—	—	613	—	—	613
Unrealized gain on cash flow hedges	—	—	—	863	—	—	863
Net loss	—	—	—	—	(32,000)	(939)	(32,939)
Balances at March 31, 2023	42,497	$42	$1,149,370	$(2,643)	$(700,835)	$(15,360)	$430,574

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Xperi Inc. (“Xperi” or the “Company”) is a leading consumer and entertainment technology company. The Company creates extraordinary experiences at home and on the go for millions of consumers around the world, enabling audiences to connect with content in a way that is more intelligent, immersive, and personal. Powering smart devices, connected cars, entertainment experiences and more, the Company brings together ecosystems designed to reach highly-engaged consumers, allowing it and its ecosystem partners to uncover significant new business opportunities, now and in the future. The Company’s technologies are integrated into consumer devices and a variety of media platforms worldwide, driving increased value for its partners, customers, and consumers. The Company operates in one reportable business segment and groups its business into four categories: Pay-TV, Consumer Electronics, Connected Car and Media Platform.

Xperi Spin-Off

In June 2020, Xperi Holding Corporation (“Xperi Holding,” “Adeia,” or the “Former Parent”) announced plans to separate into two independent publicly-traded companies (the “Separation”), one comprising its intellectual property (“IP”) licensing business and one comprising its product business (“Xperi Product”). On October 1, 2022 (the “Separation Date”), the Former Parent completed the Separation (the “Spin-Off”) through a pro-rata distribution (the “Distribution”) of all the outstanding common stock of its product-related business (formerly known as Xperi Product, and hereinafter “Xperi Inc.,” “Xperi” or the Company to the stockholders of record of the Former Parent as of the close of business on September 21, 2022, the record date (the “Record Date”) for the Distribution. Each Former Parent stockholder of record received four shares of Xperi common stock, $0.001 par value, for every ten shares of the Former Parent’s common stock, $0.001 par value, held by such stockholder as of the close of business on the Record Date. As a result of the Distribution, Xperi became an independent, publicly-traded company and its common stock is listed under the symbol “XPER” on the New York Stock Exchange. In connection with the Separation and the Distribution, the Former Parent was renamed and continues as Adeia Inc. and also changed its stock symbol to “ADEA” on the Nasdaq Global Select Market.

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The Company’s financial statements were prepared on a consolidated basis and include the accounts of the Company and its wholly owned subsidiaries, as well as an entity in which the Company has a controlling financial interest. All intercompany accounts and transactions have been eliminated in consolidation.

In the fourth quarter of 2018, the Company funded a new subsidiary, Perceive Corporation (“Perceive”), which was created to focus on delivering edge inference solutions. As of March 31, 2024, the Company owned approximately 77.5% of the outstanding equity interest of Perceive. The operating results of Perceive have been included in the Company’s condensed consolidated financial statements since the fourth quarter of 2018.

Unaudited Interim Financial Statements

The accompanying unaudited interim condensed consolidated financial statements are presented in accordance with the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. The amounts as of December 31, 2023 have been derived from the Company’s annual audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 1, 2024 (the “Form 10-K”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, which consist of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Form 10-K.

The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024 or any future period and the Company makes no representations related thereto.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The accounting estimates and assumptions that require management’s most significant, challenging, and subjective judgment include the estimation of licensees’ quarterly royalties prior to receiving the royalty reports, the determination of stand-alone selling price and the transaction price in an arrangement with multiple performance obligations, the fair value of note receivable and deferred consideration in connection with the Divestiture (as described in Note 6—Divestiture), capitalization of internal-use software, loss contingencies related to indemnification liability, the assessment of useful lives and recoverability of other intangible assets and long-lived assets, recognition and measurement of current and deferred income tax assets and liabilities, the assessment of unrecognized tax benefits, and valuation of performance-based awards with a market condition. Actual results experienced by the Company may differ from management’s estimates.

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

There were no individually significant customers with revenue exceeding 10% of total revenue for the three months ended March 31, 2024 and 2023. As of March 31, 2024 and December 31, 2023, no single customer represented 10% or more of the Company’s net balance of accounts receivable.

Recent Accounting Pronouncements

Accounting Standards Not Yet Adopted

In November 2023, the Financial Accounting Standard Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires significant segment expenses and other segment related items to be disclosed on an interim and annual basis. The new disclosure requirements are also applicable to companies with a single reportable segment. This guidance is effective on a retrospective basis for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this guidance on the disclosures within its consolidated financial statements.

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

NOTE 2 – REVENUE

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

Some of the Company’s contracts with customers contain multiple performance obligations. For these contracts, the individual performance obligations are separately accounted for if they are distinct. In an arrangement with multiple performance obligations, the transaction price is allocated among the separate performance obligations on a relative standalone selling price (“SSP”) basis. The determination of SSP considers market conditions, the size and scope of the contract, customer and geographic information, and other factors. When observable prices are not available, SSP for separate performance obligations is generally based on the cost-plus-margin approach, considering overall pricing objectives.

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

Certain customers enter into fixed fee or minimum guarantee agreements, whereby customers pay a fixed fee for the right to incorporate the Company’s technology in the customer’s products over the license term. In arrangements with a minimum guarantee, the fixed fee component corresponds to a minimum number of units or dollars that the customer must produce or pay, with additional per-unit fees for any units or dollars exceeding the minimum. The Company generally recognizes the full fixed fee as revenue at the beginning of the license term when the customer has the right to use the technology and begins to benefit from the license. If applicable, revenue is recognized net of the effect of any significant financing components calculated using customer-specific, risk-adjusted lending rates, with the related interest income being recognized over time on an effective rate basis. For minimum guarantee agreements where the customer exceeds the minimum, the Company recognizes revenue relating to any additional per-unit fees in the periods it estimates the customer will exceed the minimum and adjusts the revenue based on actual usage once that is reported by the customer.

Connected Car

The Company licenses its digital radio solutions, automotive infotainment and related offerings to automotive manufacturers or their supply chain partners.

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

Hardware Products, Services and Settlements/Recoveries

The Company sells hardware products, primarily to end consumers, within the Pay-TV, Media Platform, and Consumer Electronics product categories. Hardware product revenue is generally recognized when the promised product is delivered.

The Company also generates non-recurring engineering (“NRE”) revenue within all of its product categories. The Company recognizes NRE revenue as progress is made toward completion, generally using an input method based on the ratio of costs incurred to date to total estimated costs of the project.

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

Disaggregation of Revenue

The Company’s revenue that is recognized over time consists primarily of per unit royalties, per-subscriber per-month or monthly license fees, single performance obligations satisfied over time, and NRE services. Revenue that is recognized at a point in time consists primarily of fixed fee or minimum guarantee licensing contracts, hardware products, advertising and settlements/recoveries.

The following table summarizes revenue by timing of recognition (in thousands):

	Three Months Ended March 31,
	2024	2023
Recognized over time	$96,682	$100,213
Recognized at a point in time	22,162	26,626
Total revenue	$118,844	$126,839

The following table summarizes revenue by product category (in thousands):

	Three Months Ended March 31,
	2024	2023
Pay-TV	$56,806	$60,294
Consumer Electronics	26,128	36,735
Connected Car	24,348	20,548
Media Platform	11,562	9,262
Total revenue	$118,844	$126,839

The following table summarizes revenue by geographic location (in thousands):

	Three Months Ended March 31,
	2024		2023
U.S.	$59,799	50%	$65,159	51%
Japan	12,037	10	17,495	14
Europe and Middle East	13,475	11	10,166	8
China	12,787	11	11,510	9
Latin America	6,917	6	6,623	5
Other	13,829	12	15,886	13
Total revenue	$118,844	100%	$126,839	100%

A significant portion of the Company’s revenue is derived from licensees headquartered outside of the U.S., principally in Asia, Europe, the Middle East, and Latin America, and it is expected that this revenue will continue to account for a significant portion of total revenue in future periods.

Contract Balances

Contract Assets

A contract asset represents a right to consideration that is conditional upon factors other than the passage of time. Contract assets primarily consist of unbilled contracts receivable that are expected to be received from customers in future periods, where revenue recognized is in excess of the Company’s unconditional right to consideration. The amount of unbilled contracts receivable may not exceed their net realizable value and is classified as noncurrent if the payments are expected to be received more than one year from the reporting date.

Contract Liabilities

Contract liabilities are mainly comprised of deferred revenue, which arises when cash payments are received in advance of performance obligations being satisfied. Deferred revenue generally consists of prepaid licenses or other fees, amounts received related to NRE services to be performed in the future, and other offerings for which the Company is paid in advance while the promised good or service is transferred to the customer at a future date or over time.

The following table presents additional revenue disclosures (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$7,266	$6,719
Performance obligations satisfied in previous periods (true ups, recoveries, and settlements) (1)	$3,009	$(1,881)

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

Remaining Performance Obligations

Remaining performance obligations represent contracted revenue associated with certain non-cancelable fixed fee arrangements and engineering services contracts that have not yet been recognized. As of March 31, 2024, the Company’s remaining performance obligations and the period over which they are expected to be recognized were as follows (in thousands):

Year Ending December 31:	Amounts
2024 (remaining 9 months)	$43,800
2025	31,234
2026	13,891
2027	3,899
2028	2,038
Thereafter	966
Total	$95,828

Allowance for Credit Losses

The following table presents the activity in the allowance for credit losses for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024		2023
	Accounts Receivable	Unbilled Contracts Receivable	Accounts Receivable	Unbilled Contracts Receivable
Beginning balance	$1,906	$190	$1,950	$369
Provision for credit losses	798	58	136	(19)
Recoveries/charge-off	164	(3)	(19)	—
Ending balance	$2,868	$245	$2,067	$350

NOTE 3 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Prepaid expenses	$25,344	$19,913
Finished goods inventory	5,988	7,279
Prepaid income taxes	5,544	4,813
Other	6,013	6,869
Total	$42,889	$38,874

Property and equipment, net consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Computer equipment and software	$53,748	$52,740
Capitalized internal-use software	14,503	11,224
Office equipment and furniture	11,294	11,074
Building	17,876	17,876
Land	5,300	5,300
Leasehold improvements	13,297	11,758
Construction in progress	768	3,319
Total property and equipment	116,786	113,291
Less: accumulated depreciation and amortization(1)	(75,074)	(71,722)
Property and equipment, net	$41,712	$41,569
(1)
Includes $2.1 million and $1.6 million as of March 31, 2024 and December 31, 2023, respectively, of accumulated amortization associated with capitalized internal-use software.

For the three months ended March 31, 2024 and 2023, capitalization of costs associated with internal-use software was $3.3 million and $1.9 million, respectively. Amortization of capitalized internal-use software was $0.5 million for the three months ended March 31, 2024, whereas it was immaterial for the three months ended March 31, 2023.

Accrued liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Employee compensation and benefits	$26,556	$44,095
Accrued expenses	17,927	24,307
Current portion of operating lease liabilities	14,059	14,760
Accrued other taxes	8,075	6,464
Third-party royalties	7,658	8,478
Accrued income taxes	3,012	1,991
Other	6,215	9,866
Total	$83,502	$109,961

NOTE 4 – FINANCIAL INSTRUMENTS

Non-marketable Equity Securities

As of March 31, 2024 and December 31, 2023, other noncurrent assets included equity securities accounted for under the equity method with a carrying amount of $4.2 million and $4.9 million, respectively. No impairments to the carrying amount of the Company’s non-marketable equity securities were recognized in the three months ended March 31, 2024 and 2023.

Derivatives Instruments

The Company uses a foreign exchange hedging strategy to hedge local currency expenses and reduce variability associated with anticipated cash flows. The Company’s derivative financial instruments consist of foreign currency forward contracts. The maturities of these instruments are generally less than twelve months. Fair values for derivative financial instruments are based on prices computed using third-party valuation models. All the significant inputs to the third-party valuation models are observable in active markets. Inputs include current market-based parameters such as forward rates, yield curves and credit default swap pricing.

Cash Flow Hedges

The Company designates certain foreign currency forward contracts as hedging instruments pursuant to Accounting Standards Codification (“ASC”) No. 815—Derivatives and Hedging. The effective portion of the gain or loss on the derivatives are reported as a component of accumulated other comprehensive loss (“AOCL”) in stockholders’ equity and reclassified into earnings on the Condensed Consolidated Statements of Operations (Unaudited) in the period upon which the hedged transactions are settled.

The notional and fair values of all derivative financial instruments were as follows (in thousands):

	Location in Balance Sheet	March 31, 2024	December 31, 2023
Derivative instruments designated as cash flow hedges:
Fair value—foreign exchange contract assets, net amount	Prepaid expenses and other current assets	$271	$1,184

Notional value held to buy U.S. dollars in exchange for other currencies		$1,119	$738
Notional value held to sell U.S. dollars in exchange for other currencies		$49,581	$45,468

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

The gross amounts of the Company’s foreign currency forward contracts and the net amounts recorded in the Company’s Condensed Consolidated Balance Sheets were as follows (in thousands):

	March 31, 2024	December 31, 2023
Gross amount of recognized assets	$559	$1,300
Gross amount of recognized liabilities	(288)	(116)
Net derivative assets	$271	$1,184

The changes in AOCL related to the cash flow hedges consisted of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
Beginning balance	$1,034	$(94)
Other comprehensive (loss) gain before reclassification	(422)	859
Amounts reclassified from accumulated other comprehensive loss into net loss	(369)	4
Net current period other comprehensive (loss) gain	(791)	863
Ending balance	$243	$769

The following table summarizes the gains recognized upon settlement of the hedged transactions in the Condensed Consolidated Statement of Operations for three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$349	$11
Selling, general and administrative	107	4
Total	$456	$15

Undesignated Derivatives

For derivatives that were not designated as hedge instruments, they were measured and reported at fair value as a derivative asset or liability in the Condensed Consolidated Balance Sheets with their corresponding changes in the fair value recognized as gains or losses in interest and other income, net in the Condensed Consolidated Statements of Operations. These instruments were all re-designated as foreign currency cash flow hedges in July 2023.

For the three months ended March 31, 2023, changes in fair value on the undesignated derivatives were insignificant.

NOTE 5 – FAIR VALUE

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

When applying fair value principles in the valuation of assets and liabilities, the Company is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The Company calculates the fair value of its Level 1 and Level 2 instruments based on the exchange traded price of similar or identical instruments, where available, or based on other observable inputs.

The Company’s derivative financial instruments (as described in Note 4—Financial Instruments), consisting of foreign currency forward contracts, are reported at fair value on a recurring basis and classified as Level 2.

Financial Instruments Not Recorded at Fair Value

The following table presents the fair value hierarchy for the Company’s assets and liabilities recorded at their carrying amount, but for which the fair value is disclosed (in thousands):

	March 31, 2024		December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Note receivable, noncurrent	$27,676	$27,676	$—	$—
Deferred consideration from divestiture	6,016	5,847	—	—
Total assets	$33,692	$33,523	$—	$—

Liabilities:
Senior unsecured promissory note	$50,000	$49,740	$50,000	$49,659

The fair value of the note receivable and the deferred consideration resulting from the Divestiture (as described in Note 6—Divestiture) were estimated based on an income and market approach with valuation inputs such as the U.S. Treasury constant maturity yields, comparable bond yields, and credit spreads over the term of the same or similarly issued instruments. They are classified within Level 2 of the fair value hierarchy.

The fair value of the Company’s debt (as described in Note 8—Debt) was estimated based on an income and market approach with valuation inputs such as the U.S. Treasury constant maturity yields, comparable bond yields, and credit spreads over the term of the same or similarly issued instruments. The Company classifies its debt within Level 2 of the fair value hierarchy.

NOTE 6 – DIVESTITURE

In December 2023, the Company entered into a definitive agreement with Tobii AB (the “Purchaser”), an eye tracking and attention computing company, pursuant to which it agreed to sell to the Purchaser its AutoSense in-cabin safety business and related imaging solutions (the “Divestiture”). The Divestiture represented a 100% equity sale transaction of two of the Company’s wholly-owned subsidiaries and was expected to streamline the Company’s business to further focus its business on entertainment-related products and services. All of the assets and liabilities associated with the Divestiture were classified as held for sale as of December 31, 2023.

The Divestiture was completed on January 31, 2024 (the “Closing Date”) for a total consideration of $44.3 million, comprising $10.8 million of cash, a note receivable from the Purchaser (the “Tobii Note”) of $27.7 million, and deferred consideration (as described under Deferred Consideration below) totaling $15.0 million, which was estimated to have a fair value of $5.8 million based on a present value factor on the Closing Date. The $10.8 million of cash included in the total consideration represents the cash balance that was transferred to the Purchaser on the Closing Date to support operations during the transition and was subsequently returned to the Company, and as such, this amount is included in the assets sold as of January 31, 2024 and in the total consideration received. As previously disclosed in the Form 10-K, the Purchaser was required to pay the Company the acquired closing cash balance, less certain adjustments, promptly after the Closing Date. In addition, there may be potential earnout payments (as described under Contingent Consideration below) payable in 2031, contingent upon the future success of the divested AutoSense in-cabin safety business.

In connection with the Divestiture, the Company also recorded a liability of $7.1 million for potential indemnification of certain pre-Closing matters.

As of the Closing Date, the Company derecognized the carrying amounts of the following assets and liabilities (in thousands):

	January 31, 2024
	Current	Noncurrent	Total
Assets:
Cash and cash equivalents	$11,025	$—	$11,025
Accounts receivable, net	3,392	—	3,392
Unbilled contracts receivable, net	1,398	5,320	6,718
Prepaid expenses and other current assets	812	—	812
Property and equipment, net	—	2,291	2,291
Operating lease right-of-use assets	—	3,272	3,272
Other noncurrent assets	—	2,887	2,887
Total assets held for sale (1)	$16,627	$13,770	$30,397

Liabilities:
Accounts payable	$248	$—	$248
Accrued liabilities	4,933	—	4,933
Deferred revenue	1,114	—	1,114
Operating lease liabilities, noncurrent	—	2,708	2,708
Other noncurrent liabilities	—	7,064	7,064
Total liabilities held for sale	$6,295	$9,772	$16,067

Net assets held for sale	$10,332	$3,998	$14,330
(1)
Total assets held for sale also included certain fully amortized finite-lived intangible assets with an original cost of $35.2 million.

Upon the completion of the Divestiture, the Company recognized a gain of $22.9 million during the three months ended March 31, 2024.

The Divestiture did not represent a strategic shift that would have a major effect on the Company’s consolidated results of operations, and therefore, its results of operations were not reported as discontinued operations.

Note Receivable from Tobii AB

The Tobii Note, with a fixed interest rate of 8% per annum, matures on April 1, 2029 and is payable in three annual installments. The Purchaser may, at any time and on any one or more occasions, prepay all or any portion of the outstanding principal amount, along with accrued interest, without any penalty. In the event of default, an additional interest of 2% per annum may be applied to the outstanding balance of the Tobii Note, and the Company has the right to demand full or partial payment on the outstanding balance with unpaid interest.

The Tobii Note is secured by a floating lien and security interest in certain of the Purchaser’s assets, rights, and properties, and contains customary affirmative and negative covenants including the restrictions on incurring certain indebtedness, and certain change of control and asset sale events, but does not include any financial covenants.

The Tobii Note has the following scheduled principal repayments (in thousands):

Date of Principal Payment:	Amount
April 1, 2027	$10,000
April 1, 2028	10,000
April 1, 2029	7,676
Total principal payments	$27,676

For the three months ended March 31, 2024, the Company recognized interest income of $0.4 million. As of March 31, 2024, accrued interest on the Tobii Note was $0.4 million.

Deferred Consideration

The deferred consideration consists of guaranteed future cash payments, which are scheduled to be made by the Purchaser in four annual payments as follows (in thousands):

Date of Payment:	Amount
February 15, 2028	$3,000
February 15, 2029	2,250
February 15, 2030	4,500
February 15, 2031	5,250
Total future payments	$15,000

At the Closing Date, there was $9.2 million of discount on the deferred consideration to be accreted as interest income up to the date of the final payment. For the three months ended March 31, 2024, the Company accreted $0.2 million of the discount as interest income.

As of March 31, 2024, the net carrying amount of the deferred consideration is as follows (in thousands):

March 31, 2024
Total deferred consideration	$15,000
Less: unamortized discount on deferred consideration	(8,984)
Net carrying amount	$6,016

Contingent Consideration

The earnout represents potential incremental cash consideration, and the payment is contingent upon the achievement of certain targeted shipments, between January 1, 2024 and December 31, 2030, of qualified automotive products featuring the AutoSense in-cabin safety technology and the related imaging solutions.

At the Closing Date, the Company elected to apply the gain contingency guidance under ASC 450—Contingencies, as it could not reasonably estimate shipment amounts. As a result, the Company deferred the recognition of the contingent consideration until it becomes probable that the Purchaser achieves the targeted shipments.

NOTE 7 – INTANGIBLE ASSETS, NET

Identified intangible assets consisted of the following (in thousands):

	March 31, 2024
	Average Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Acquired patents	3-10	$17,281	$(4,031)	$13,250
Existing technology / content database	5-10	219,863	(184,819)	35,044
Customer contracts and related relationships	3-9	493,579	(371,093)	122,486
Trademarks/trade name	4-10	39,313	(35,708)	3,605
Non-compete agreements	1-2	3,101	(2,992)	109
Total finite-lived intangible assets		773,137	(598,643)	174,494
Indefinite-lived intangible assets:
TiVo tradename/trademarks	N/A	21,400	—	21,400
Total intangible assets		$794,537	$(598,643)	$195,894

	December 31, 2023
	Average Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Acquired patents	3-10	$17,281	$(3,478)	$13,803
Existing technology / content database	5-10	219,717	(181,713)	38,004
Customer contracts and related relationships	3-9	493,685	(365,074)	128,611
Trademarks/trade name	4-10	39,313	(34,453)	4,860
Non-competition agreements	1-2	3,101	(2,884)	217
Total finite-lived intangible assets		773,097	(587,602)	185,495
Indefinite-lived intangible assets:
TiVo tradename/trademarks	N/A	21,400	—	21,400
Total intangible assets (1)		$794,497	$(587,602)	$206,895
(1)
Total intangible assets excluded certain finite-lived intangible assets with a gross amount of $35.2 million, which were fully amortized and classified as held for sale as of December 31, 2023 in connection with the Divestiture (as described in Note 6—Divestiture).

As of March 31, 2024, the estimated future amortization expense of total finite-lived intangible assets was as follows (in thousands):

Year Ending December 31:	Amounts
2024 (remaining 9 months)	$32,328
2025	34,821
2026	31,490
2027	30,647
2028	30,310
Thereafter	14,898
Total future amortization	$174,494

NOTE 8 – DEBT

In connection with the acquisition of Vewd Software Holdings Limited (“Vewd”) on July 1, 2022, the Company issued a senior unsecured promissory note (the “Promissory Note”) to the sellers of Vewd in a principal amount of $50.0 million. Indebtedness outstanding under the Promissory Note bears an interest rate of 6.00% per annum, payable in cash on a quarterly basis. If a certain qualified spin-off transaction occurs, the interest rate will be increased to the greater of (a) 6.00% and (b) the sum of (i) the highest interest rate payable under any credit facility or bonds, debentures, notes or similar instruments where the issuer or any guarantor borrows money or guarantees obligations on a secured basis on or after the date of such spin-off transaction, plus (ii) 2.00%. It was determined that the Spin-Off completed on October 1, 2022 did not trigger any change in the interest rate of the debt. The Promissory Note matures on July 1, 2025. The Company may, at any time and on any one or more occasions, prepay all or any portion of the outstanding principal amount, plus accrued and unpaid interest, if any, under the Promissory Note without premium or penalty. In addition, the Promissory Note has mandatory prepayment provisions upon certain change of control or asset sale events.

The Promissory Note includes certain covenants that restrict the Company and each guarantor’s ability to, among other things, incur certain indebtedness or engage in any material line of business substantially different from those lines of business conducted by the Company on the closing date of the acquisition. The Promissory Note does not contain any financial covenants.

As of March 31, 2024, $50.0 million in principal balance was outstanding. Interest expense on the Promissory Note was $0.7 million for each of the three months ended March 31, 2024 and 2023.

NOTE 9 – NET LOSS PER SHARE

Basic net loss per share attributable to the Company is computed by dividing the net loss attributable to the Company by the number of weighted-average outstanding common shares in the period. Potentially dilutive common shares, such as common shares issuable upon exercise of stock options, vesting of restricted stock units (“RSUs”), and shares purchased under the Employee Stock Purchase Plan (“ESPP”) are typically reflected in the computation of diluted net income per share by application of the treasury stock method. Due to the net losses reported, these potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to the Company, since their effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share attributable the Company (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss attributable to the Company - basic and diluted	$(13,120)	$(32,000)
Denominator:
Weighted-average number of shares used to compute net loss per share attributable to the Company - basic and diluted	44,521	42,224
Net loss per share attributable to the Company - basic and diluted	$(0.29)	$(0.76)

The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Options	69	124
Restricted stock units	8,053	7,219
ESPP	253	460
Total	8,375	7,803

NOTE 10 – STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

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

The 2022 EIP provides for option grants designated as either incentive stock options or non-statutory options. Stock options have been granted with an exercise price not less than the value of the common stock on the grant date, and have 10-year contractual terms from the date of grant, and vest over a four-year period. The vesting criteria for RSUs has historically been the passage of time or meeting certain performance-based objectives, and continued employment through the vesting period over three or four years for time-based awards or three years for performance-based awards.

As of March 31, 2024, there were approximately 4.6 million shares reserved for future grants under the 2022 EIP.

Employee Stock Purchase Plans

In connection with the Separation and on October 1, 2022, the Company adopted the Xperi Inc. 2022 Employee Stock Purchase Plan (as amended, the “2022 ESPP”). The 2022 ESPP originally provided consecutive overlapping 24-month offering periods, with four purchase periods that were generally six months in length, commencing on each December 1 and June 1 during the term of the 2022 ESPP. The 2022 ESPP was subsequently amended, and commencing December 1, 2023, the length of the offering periods was reduced from 24 months to 12 months and the employee’s maximum participant contribution was reduced from 100% to 15% of the employee’s after tax base earnings and commissions up to the limit imposed by the Internal Revenue Service. The accumulated deductions will be applied to the purchase of shares on each semi-annual purchase date. The purchase price per share will equal 85% of the fair market value per share on the start date of the offering period or, if lower, 85% of the fair market value per share on the semi-annual purchase date.

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

As of March 31, 2024, there were 3.7 million shares reserved for future issuance under the 2022 ESPP.

Stock Options

Stock option activity for the three months ended March 31, 2024 is as follows (in thousands, except per share amounts):

	Number of Shares Subject to Options	Weighted Average Exercise Price Per Share
Balance at December 31, 2023	106	$26.87
Options exercised	—	$—
Options canceled / forfeited / expired	(37)	$21.39
Balance at March 31, 2024	69	$29.87

There were no stock options granted during the three months ended March 31, 2024.

Restricted Stock Units

Information with respect to outstanding RSUs (including both time-based vesting and performance-based vesting) for the three months ended March 31, 2024 is as follows (in thousands, except per share amounts):

	Number of Shares Subject to Time- based Vesting	Number of Shares Subject to Performance- based Vesting	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2023	5,396	1,671	7,067	$15.51
Granted	2,259	670	2,929	$11.41
Vested / released	(1,301)	(14)	(1,315)	$14.80
Canceled / forfeited	(436)	(192)	(628)	$19.36
Balance at March 31, 2024	5,918	2,135	8,053	$13.84

Performance-Based Awards

From time to time, the Company may grant performance-based restricted stock units (“PSU”) to senior executives, certain employees, and consultants. The value and the vesting of such PSUs are generally linked to one or more performance goals or certain market conditions determined by the Company, in each case on a specified date or dates or over any period or periods determined by the Company, and may range from zero to 200% of the grant. For PSUs subject to market conditions, the fair value per award is fixed at the grant date and the amount of compensation expense is not adjusted during the performance period regardless of changes in the level of achievement of the market condition.

The Company uses the closing trading price of its common stock on the date of grant as the fair value of awards or RSUs and PSUs that are based on Company-designated performance targets. For PSUs that are based on market conditions (the “market-based PSUs”), fair value is estimated by using a Monte Carlo simulation on the date of grant.

The following assumptions were used to value the market-based PSUs granted during the period:

	Three Months Ended March 31,
	2024	2023
Expected life (years)	3.0	2.8
Risk-free interest rate	4.21%	4.54%
Dividend yield	0.0%	0.0%
Expected volatility	43.93%	49.02%

Stock-Based Compensation

Total stock-based compensation expense for the three months ended March 31, 2024 and 2023 is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue, excluding depreciation and amortization of intangible assets	$744	$792
Research and development	4,333	5,551
Selling, general and administrative	9,680	9,625
Total stock-based compensation expense	$14,757	$15,968

Stock-based compensation expense categorized by award type for the three months ended March 31, 2024 and 2023 is summarized in the table below (in thousands):

	Three Months Ended March 31,
	2024	2023
RSUs	$9,185	$10,755
PSUs	4,254	4,225
Employee stock purchase plan	1,318	988
Total stock-based compensation expense	$14,757	$15,968

As of March 31, 2024, unrecognized stock-based compensation expense related to unvested equity-based awards is as follows (amounts in thousands):

	March 31, 2024
	Unrecognized Stock-Based Compensation	Weighted-Average Period to Recognize Expense (in years)
RSUs	$74,406	2.2
PSUs	23,268	2.2
ESPP	3,387	0.9
Total unrecognized stock-based compensation expense	$101,061

NOTE 11 – INCOME TAXES

For the three months ended March 31, 2024, the Company recorded an income tax expense of $4.3 million on a pretax loss of $9.1 million, which resulted in an effective tax rate of (47.0)%. The income tax expense for the three months ended March 31, 2024 was primarily related to foreign withholding taxes, foreign income taxes, U.S. federal income taxes, and state income taxes.

For the three months ended March 31, 2023, the Company recorded an income tax benefit of $0.3 million on a pretax loss of $33.2 million, which resulted in an effective tax rate of 0.9%. The income tax benefit for the three months ended March 31, 2023 was primarily related to foreign withholding taxes, partially offset by U.S. federal income taxes and state income taxes.

As of March 31, 2024, gross unrecognized tax benefits of $16.6 million decreased by $7.0 million compared to December 31, 2023. Of the total decrease, $6.9 million related to the Divestiture completed in January 2024. Of the $16.6 million gross unrecognized tax benefits, $2.6 million would affect the effective tax rate, if recognized. The Company is unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease.

It is the Company’s policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. Recognition of interest and penalties related to unrecognized tax benefits was immaterial for the three months ended March 31, 2024 and 2023. As of March 31, 2024 and December 31, 2023, accrued interest and penalties were $0.2 million and $0.4 million, respectively.

As of March 31, 2024, the Company’s 2019 through 2024 tax years are generally open and subject to potential examination in one or more jurisdictions. In addition, in the United States, any net operating losses or credits that were generated in prior years but not yet fully utilized in a year that is closed under the statute of limitations may also be subject to examination.

NOTE 12 – LEASES

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

Following the Spin-Off in October 2022, the Company decided to vacate and sublease certain of its office facilities due to a change in the manner in which the offices were being used, a significant decrease in the expected market price of the leased asset, and expected delays in subleasing the space based on the condition of the real estate leasing market. As a result, the Company was required to recognize an impairment loss after determining that the carrying amount of the leased office facilities was not recoverable and exceeded fair value. The Company estimated the fair value using a discounted cash flows approach with assumptions such as expectations of cash flows from projected sublease income, occupancy estimates, and its outlook for the local real estate market.

There were no impairment charges recorded in the three months ended March 31, 2024. For the three months ended March 31, 2023, the Company recorded impairment charges of $1.1 million to reduce the carrying amount of certain operating lease ROU assets and the related leasehold improvements.

The components of operating lease costs were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Fixed lease cost (1)	$4,286	$5,158
Variable lease cost	1,053	1,487
Less: sublease income	(1,931)	(2,680)
Total operating lease cost	$3,408	$3,965

(1) Includes short-term leases expensed on a straight-line basis.

The following table presents supplemental cash flow information arising from lease transactions (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash payments included in the measurement of operating lease liabilities	$4,496	$5,208
Operating ROU assets obtained in exchange for lease obligations	$—	$—

The weighted-average remaining term of the Company’s operating leases and the weighted-average discount rate used to measure the present value of the operating lease liabilities are as follows:

	March 31, 2024	December 31, 2023
Weighted-average remaining lease term (in years)	3.18	3.37
Weighted-average discount rate	5.3%	5.3%

Future minimum lease payments and related lease liabilities as of March 31, 2024 were as follows (in thousands):

Year Ending December 31:	Operating Lease Payments (1)	Sublease Income	Net Operating Lease Payments
2024 (remaining 9 months)	$11,666	$(4,454)	$7,212
2025	16,177	(6,107)	10,070
2026	9,812	(1,412)	8,400
2027	3,964	(368)	3,596
2028	1,996	(379)	1,617
Thereafter	1,152	(291)	861
Total lease payments	44,767	$(13,011)	$31,756
Less: imputed interest	(3,913)
Present value of operating lease liabilities	$40,854

Less: operating lease liabilities, current portion	(14,059)
Noncurrent operating lease liabilities	$26,795

(1) Future minimum lease payments exclude short-term leases as well as payments to landlords for variable common area maintenance, insurance, and real estate taxes.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Purchase and Other Contractual Obligations

In the ordinary course of business, the Company enters into contractual agreements with third parties that include non-cancelable payment obligations, for which it is liable in future periods. These arrangements primarily include unconditional purchase obligations to service providers. As of March 31, 2024, the Company’s total future unconditional purchase obligations were approximately $136.9 million.

Inventory Purchase Commitment

The Company uses contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate supply, the Company enters into agreements with its contract manufacturers that either allow them to procure inventory based on criteria as defined by the Company or that establish the parameters defining the Company’s requirements. A significant portion of the Company’s purchase commitments arising from these agreements consist of firm, non-cancelable and unconditional purchase commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule or adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of March 31, 2024, the Company had total purchase commitments for inventory of $0.3 million.

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

As permitted under Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company believes, given the absence of any such payments in the Company’s history, and the estimated low probability of such payments in the future, that the estimated fair value of these indemnification agreements is not material. In addition, the Company has directors’ and officers’ liability insurance coverage that is intended to reduce its financial exposure and may enable the Company to recover any payments under the indemnification agreements from its insurers, should they occur.

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

NOTE 14 – SUBSEQUENT EVENTS

In April 2024, the Company’s Board of Directors (the “Board”) authorized the repurchase of up to $100.0 million of Xperi common stock. Under the repurchase program, the Company may make repurchases, from time to time, through open market purchases, block trades, privately negotiated transactions, accelerated share repurchase transactions, or other means. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases under this authorization. The repurchase program does not obligate the Company to repurchase any specific number of shares of common stock, has no time limit, and may be modified, suspended, or discontinued at any time without notice at the discretion of the Board.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to promote understanding of our results of operations and financial condition and should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with our audited financial statements and notes thereto for the fiscal year ended December 31, 2023 found in our Form 10-K filed by Xperi Inc. on March 1, 2024 (our “Form 10-K”).

Business Overview

We are a leading consumer and entertainment technology company. We believe we create extraordinary experiences at home and on the go for millions of consumers around the world, enabling audiences to connect with content in a way that is more intelligent, immersive, and personal. Powering smart devices, connected cars, entertainment experiences and more, we bring together ecosystems designed to reach highly-engaged consumers, allowing us and our ecosystem partners to uncover significant new business opportunities, now and in the future. Our technologies are integrated into consumer devices and a variety of media platforms worldwide, driving increased value for our partners, customers, and consumers. We operate in one reportable business segment and group our business into four categories: Pay-TV, Consumer Electronics, Connected Car and Media Platform. Headquartered in Silicon Valley with operations around the world, we have approximately 1,850 employees and more than 35 years of operating experience.

Divestiture

In December 2023, we entered into a definitive agreement with Tobii AB, an eye tracking and attention computing company, pursuant to which we agreed to sell our AutoSense in-cabin safety business and related imaging solutions (the “Divestiture”). The Divestiture was completed in January 2024 and streamlined our business, further enhancing our focus on entertainment markets.

Results of Operations

The following table presents our historical operating results for the periods indicated as a percentage of revenue:

	Three Months Ended March 31,
	2024	2023
Revenue	100%	100%
Operating expenses:
Cost of revenue, excluding depreciation and amortization of intangible assets	25	22
Research and development	42	43
Selling, general and administrative	48	45
Depreciation expense	3	3
Amortization expense	9	12
Impairment of long-lived assets	—	1
Total operating expenses	127	126
Operating loss	(27)	(26)
Interest income and other income, net	1	1
Interest expense—debt	—	(1)
Gain on divestiture	19	—
Loss before taxes	(7)	(26)
Provision for (benefit from) income taxes	4	—
Net loss	(11)%	(26)%

Comparison of the Three Months Ended March 31, 2024 and 2023

Revenue

We derive the majority of our revenue from licensing our technologies and solutions to customers. For our revenue recognition policy including descriptions of revenue-generating activities, refer to Note 2—Revenue of the Notes to the Condensed Consolidated Financial Statements (Unaudited).

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Revenue	$118,844	$126,839	$(7,995)	(6)%

The $8.0 million, or 6%, decrease in revenue for the three months ended March 31, 2024, compared to the same period in the prior year, was primarily attributable to a decline of $10.6 million in Consumer Electronics revenue due to the Divestiture as well as a decline in minimum guarantee revenue contracts, and a decrease of $3.5 million in Pay-TV revenue, driven largely by declines in core guide products, consumer hardware, and subscription revenue which were partially offset by increases in IPTV Solutions. These decreases were partially offset by an increase of $3.8 million in Connected Car revenue as the result of growth coupled with settlements executed in HD Radio, and an increase of $2.3 million in Media Platform revenue driven principally by growth in our smart TV application software and middleware platform in the first quarter of 2024.

Operating Expenses

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Cost of revenue, excluding depreciation and amortization of intangible assets	$29,756	$27,792	$1,964	7%
Research and development	50,439	54,856	(4,417)	(8)%
Selling, general and administrative	56,353	57,776	(1,423)	(2)%
Depreciation expense	3,584	4,093	(509)	(12)%
Amortization expense	11,039	14,827	(3,788)	(26)%
Impairment of long-lived assets	—	1,096	(1,096)	(100)%
Total operating expenses	$151,171	$160,440	$(9,269)	(6)%

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

Cost of revenue, excluding depreciation and amortization of intangible assets, for the three months ended March 31, 2024 was $29.8 million, as compared to $27.8 million in the same period of the prior year, an increase of $2.0 million, or 7%. The increase was primarily due to higher delivery costs related to an increase in NRE revenue in the first quarter of 2024.

Research and Development

Research and development expenses consist primarily of employee-related costs, stock-based compensation expense, engineering consulting expenses associated with new product and technology development, product commercialization, quality assurance and testing costs, as well as other costs related to patent applications and examinations, materials, supplies, and an allocation of facilities costs. Other than certain software development costs that are capitalized, all research and development costs are expensed as incurred.

Research and development expense for the three months ended March 31, 2024 was $50.4 million, as compared to $54.9 million in the same period of the prior year, a decrease of $4.5 million, or 8%. The decrease was primarily driven by lower research and development spend in the AutoSense in-cabin safety business and related imaging solutions following the Divestiture, a reduction in expenses in the Perceive subsidiary, and an increase in capitalized costs for internal-use software in the first quarter of 2024.

Selling, General and Administrative

Selling expenses consist primarily of compensation and related costs (including stock-based compensation expense) for sales and marketing personnel engaged in sales and licensee support, marketing programs, public relations, promotional materials, travel, and trade show expenses. General and administrative expenses consist primarily of compensation and related costs (including stock-based compensation expense) for management, information technology, finance and legal personnel, legal fees and related expenses, facilities costs, and professional services. Our general and administrative expenses, other than facilities-related expenses and fringe benefits, are not allocated to other expense line items.

Selling, general and administrative expenses for the three months ended March 31, 2024 were $56.4 million, as compared to $57.8 million in the same period of the prior year, a decrease of $1.4 million, or 2%. The decrease was primarily attributable to the reduced employee headcount following the Divestiture as well as savings in contractor expenses, partially offset by an increase in one-time transaction costs related to the Divestiture in the first quarter of 2024.

Stock-based Compensation

The following table sets forth our stock-based compensation expense for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue, excluding depreciation and amortization of intangible assets	$744	$792
Research and development	4,333	5,551
Selling, general and administrative	9,680	9,625
Total stock-based compensation expense	$14,757	$15,968

We recognized stock-based compensation expense from restricted stock units and purchases made under our employee stock purchase plan. The $1.2 million, or 8%, decrease in stock-based compensation expense for the three months ended March 31, 2024, when compared to the same period of the prior year, was primarily driven by reduced employee headcount as a result of the Divestiture, and secondarily a decrease in equity awards granted in the first quarter of 2024.

Depreciation Expense

We recognized depreciation expense for certain equipment, capitalized internal-use software, leasehold improvements, and buildings and improvements. Depreciation expense for the three months ended March 31, 2024 was $3.6 million, as compared to $4.1 million in the same period of the prior year, a decrease of $0.5 million, or 12%. The decrease was primarily due to certain fixed assets being fully depreciated during 2023.

Amortization Expense

We recognized amortization expense for certain intangible assets we acquired in business combinations that are recognized separately from goodwill. Amortization expense for the three months ended March 31, 2024 was $11.0 million, as compared to $14.8 million in the same period of the prior year, a decrease of $3.8 million, or 26%. The decrease was primarily due to certain intangible assets becoming fully amortized over the past 12 months.

As a result of intangible assets we acquired in previous mergers and acquisitions, we anticipate that amortization expenses will continue to be a significant expense over the next several years. See Note 7—Intangible Assets, Net of the Notes to Condensed Consolidated Financial Statements (Unaudited) for additional detail.

Impairment of Long-Lived Assets

As a result of optimizing our global real estate footprint and subleasing certain offices following the Spin-Off (as defined in Note 1—Description Of Business And Summary Of Significant Accounting Policies), we recorded non-cash impairment charges of $1.1 million to reduce the carrying amount of certain operating lease ROU assets and property and equipment, including leasehold improvements, during the three months ended March 31, 2023. We determined that we may not be able to fully recover the carrying amount of the leased offices due to how the offices are being used, a significant decrease in the expected market price of the leased asset, and expected delays in subleasing the space based on the current real estate leasing market.

We did not record any asset impairment charge for the three months ended March 31, 2024.

Gain on Divestiture

As previously disclosed, we completed the Divestiture on January 31, 2024 and streamlined our business, further enhancing our focus on entertainment markets. Upon the completion of the Divestiture, we recognized a gain of $22.9 million during the three months ended March 31, 2024. Refer to Note 6—Divestiture of the Notes to Condensed Consolidated Financial Statements (Unaudited) for additional information.

Provision for (Benefit from) Income Taxes

For the three months ended March 31, 2024, we recorded an income tax expense of $4.3 million on a pretax loss of $9.1 million, which resulted in an effective tax rate of (47.0)%. The income tax expense for the three months ended March 31, 2024 was primarily related to foreign withholding taxes, foreign income taxes, U.S. federal income taxes, and state income taxes.

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

Liquidity and Capital Resources

The following table presents selected financial information related to our liquidity and significant sources and uses of cash and cash equivalents as of and for the periods presented:

	As of
(in thousands, except for ratios)	March 31, 2024	December 31, 2023
	(dollars in thousands)
Cash and cash equivalents	$95,216	$142,085	(1)
Current ratio	2.1	1.9
(1)
Excludes $12.3 million of cash and cash equivalents classified as held for sale at December 31, 2023.

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(49,787)	$(43,103)
Net cash used in investing activities	$(4,714)	$(3,929)
Net cash used in financing activities	$(4,671)	$(2,917)

Our primary liquidity and capital resources are our cash and cash equivalents on hand. Cash and cash equivalents were $95.2 million at March 31, 2024, a decrease of $59.2 million from $154.4 million, including $12.3 million classified as held for sale in connection with the Divestiture, as of December 31, 2023. This decrease resulted primarily from cash used in operations of $49.8 million, $4.7 million in payments of withholding taxes on net share settlement of equity awards and $4.7 million of capital expenditures and capitalized internal-use software costs.

For information about our material cash requirements, see “Liquidity and Capital Resources” in Part II, Item 7 of our Form 10-K. Our cash requirements have not changed materially since December 31, 2023.

Stock Repurchase Program

In April 2024, our Board of Directors (the “Board”) authorized the repurchase of up to $100.0 million of our common stock (the “Program”). Under the Program, we may make repurchases, from time to time, through open market purchases, block trades, privately negotiated transactions, accelerated share repurchase transactions, or other means. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases under the Program. Since the inception of the Program, we have not repurchased any shares of our common stock. The volume, timing, and manner of any repurchases will be determined at our discretion, subject to general market conditions, as well as our management of capital, general business conditions, other investment opportunities, regulatory requirements, and other factors. We currently expect to fund the repurchase program from cash and cash equivalents, short-term investments and/or future cash flows. The repurchase program does not obligate us to repurchase any specific number of shares of common stock, has no time limit, and may be modified, suspended, or discontinued at any time without notice at the discretion of the Board. Any repurchases under the Program may not enhance the value of our common stock.

Cash Flows from Operating Activities

Net cash used in operating activities was $49.8 million for the three months ended March 31, 2024, primarily due to our net loss of $13.4 million being further adjusted by $43.4 million of changes in operating assets and liabilities including payment during the quarter of employee annual bonuses for 2023 performance, and $22.9 million of a non-cash gain recognized from the Divestiture, partially offset by non-cash items such as stock-based compensation expense of $14.8 million, amortization of intangible assets of $11.0 million, and depreciation expense of $3.6 million.

Net cash used in operating activities was $43.1 million for the three months ended March 31, 2023, primarily due to our net loss of $32.9 million and $46.9 million in changes in operating assets and liabilities, partially offset by non-cash items of stock-based compensation expense of $16.0 million, amortization of intangible assets of $14.8 million, depreciation expense of $4.1 million, and an asset impairment charge of $1.1 million.

Cash Flows from Investing Activities

Net cash used in investing activities was $4.7 million and $3.9 million for three months ended March 31, 2024 and 2023, respectively, which was primarily related to capital expenditures and capitalized internal-use software.

Capital Expenditures

Our capital expenditures for property and equipment consist primarily of purchases of computer hardware and software, capitalized internal-use software, information systems, and production and test equipment. We expect capital expenditures in 2024 to be approximately $20.0 million. These expenditures are expected to be paid with existing cash and cash equivalents. There can be no assurance that current expectations will be realized, and plans are subject to change upon further review of our capital expenditure needs.

Cash Flows from Financing Activities

Net cash used in financing activities was $4.7 million and $2.9 million for the three months ended March 31, 2024 and 2023, respectively, which reflected the payment of withholding taxes related to net share settlement of equity awards.

Long-Term Debt

In connection with the acquisition of Vewd Software Holdings Limited (“Vewd”) on July 1, 2022, we issued a senior unsecured promissory note (the “Promissory Note”) to the sellers of Vewd in the principal amount of $50.0 million, of which $50.0 million was outstanding at March 31, 2024. Indebtedness outstanding under the Promissory Note bears an interest rate of 6.00% per annum, subject to potential adjustments as described in Note 8—Debt to the Condensed Consolidated Financial Statements included in this Quarterly Report. The Promissory Note matures on July 1, 2025. We may, at any time and on any one or more occasions, prepay all or any portion of the outstanding principal amount, plus accrued and unpaid interest, if any, under the Promissory Note without premium or penalty. In addition, the Promissory Note has mandatory prepayment provisions upon certain change of control or asset sale events.

Short-Term Liquidity/Financings

Our current cash and cash equivalents balance is expected to be sufficient to support our operations, capital expenditures and income tax payments, in addition to any investments and other capital allocation needs, for at least the next 12 months from the issuance date of these financial statements, and for the foreseeable future thereafter. As our debt becomes due, we may be required to access the capital markets for additional funding. As we assess inorganic growth strategies, we may need to supplement our cash and cash equivalents with outside sources. As part of our liquidity strategy, we will continue to monitor our current level of earnings and cash flow as well as our ability to access the market in light of those earning levels.

Poor financial results, unanticipated expenses, unanticipated acquisitions of technologies or businesses or unanticipated strategic investments could give rise to additional financing requirements sooner than we expect. Equity or debt financing may not be available when needed or, if available, equity financing may not be on terms satisfactory to us.

We may supplement our short-term liquidity needs with access to capital markets, if necessary, and strategic cost savings initiatives. Our access to capital markets may be constrained and our cost of borrowing may increase under certain business and market conditions, and our liquidity is subject to various risks including the risks identified in “Risk Factors” included in Item 1A of our Form 10-K.

Critical Accounting Estimates

During the three months ended March 31, 2024, there were no significant changes in our critical accounting estimates. For a discussion of our critical accounting estimates, see Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K.

Recent Accounting Pronouncements

See Note 1—Description of Business and Summary of Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of our market risk, see Part II, Item 7A—Quantitative and Qualitative Disclosures About Market Risk in our Form 10-K.

Item 4. Controls and Procedures

Evaluation of Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Change in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the last fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our stock repurchase program may not be fully consummated, may not enhance long-term stockholder value, may increase the volatility of our stock prices and, as we implement it, will diminish our cash reserves.

Pursuant to the Program adopted in April 2024, we may repurchase of up to $100.0 million of our common stock, from time to time, through open market purchases, block trades, in privately negotiated transactions, accelerated share repurchase transactions, or by other means. Since the inception of the Program, we have not repurchased any shares of our common stock. The volume, timing, and manner of any repurchases will be determined at our discretion, subject to general market conditions, as well as our management of capital, general business conditions, other investment opportunities, regulatory requirements, and other factors. The Program does not have an expiration date and does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares, or to do so in any particular manner. Further, repurchases under the Program could affect our share trading prices or increase their volatility, and any repurchases will reduce our cash reserves. We are under no legal obligation to repurchase any shares, and if we do not do so or if we commence repurchases and then suspend or terminate them, the trading prices of our stock may decrease and their volatility increase. We may not in the future have cash and cash equivalents sufficient to fund all potential repurchases under the Program. Even if we complete the Program, we may not be successful in our goal of enhancing stockholder value. As we use our cash resources in the Program, we have less cash to fund our operations and pursue other opportunities that may provide value to stockholders.

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

Dated: May 9, 2024

XPERI INC.

By:	/s/ Robert Andersen
Robert Andersen Chief Financial Officer