Form 10-Q
period 2024-06-30
Xperi Inc.
filed 2024-08-08
CIK 1788999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares outstanding of the registrant’s common stock as of July 30, 2024 was 45,806,972.

XPERI INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

XPERI INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$119,591	$126,872	$238,435	$253,711
Operating expenses:
Cost of revenue, excluding depreciation and amortization of intangible assets	28,953	30,856	58,709	58,648
Research and development	45,123	55,701	95,562	110,557
Selling, general and administrative	53,102	56,497	109,455	114,273
Depreciation expense	3,278	4,202	6,862	8,295
Amortization expense	11,042	14,798	22,081	29,625
Impairment of long-lived assets	—	—	—	1,096
Total operating expenses	141,498	162,054	292,669	322,494
Operating loss	(21,907)	(35,182)	(54,234)	(68,783)
Interest and other income, net	1,290	1,658	2,332	2,766
Interest expense - debt	(748)	(750)	(1,496)	(1,490)
Gain on divestiture	—	—	22,934	—
Loss before taxes	(21,365)	(34,274)	(30,464)	(67,507)
Provision for income taxes	9,266	5,090	13,538	4,796
Net loss	(30,631)	(39,364)	(44,002)	(72,303)
Less: net loss attributable to noncontrolling interest	(332)	(969)	(583)	(1,908)
Net loss attributable to the Company	$(30,299)	$(38,395)	$(43,419)	$(70,395)
Net loss per share attributable to the Company - basic and diluted	$(0.67)	$(0.90)	$(0.97)	$(1.66)
Weighted-average number of shares used in net loss per share calculations - basic and diluted	45,331	42,770	44,926	42,499

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(30,631)	$(39,364)	$(44,002)	$(72,303)
Other comprehensive loss:
Change in foreign currency translation adjustment	59	(521)	(325)	92
Unrealized (loss) gain on cash flow hedges	(396)	(10)	(1,187)	853
Comprehensive loss	(30,968)	(39,895)	(45,514)	(71,358)
Less: comprehensive loss attributable to noncontrolling interest	(332)	(969)	(583)	(1,908)
Comprehensive loss attributable to the Company	$(30,636)	$(38,926)	$(44,931)	$(69,450)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$92,481	$142,085
Accounts receivable, net	56,866	55,984
Unbilled contracts receivable, net	80,679	64,114
Prepaid expenses and other current assets	36,365	38,874
Assets held for sale	—	15,860
Total current assets	266,391	316,917
Note receivable, noncurrent	28,571	—
Deferred consideration from divestiture	6,267	—
Unbilled contracts receivable, noncurrent	23,504	18,231
Property and equipment, net	42,241	41,569
Operating lease right-of-use assets	34,756	39,900
Intangible assets, net	184,898	206,895
Deferred tax assets	4,950	5,093
Other noncurrent assets	27,669	32,781
Assets held for sale, noncurrent	—	12,249
Total assets	$619,247	$673,635
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$14,314	$20,849
Accrued liabilities	90,469	109,961
Deferred revenue	27,728	28,111
Liabilities held for sale	—	6,191
Total current liabilities	132,511	165,112
Long-term debt	50,000	50,000
Deferred revenue, noncurrent	22,455	19,425
Operating lease liabilities, noncurrent	24,401	30,598
Deferred tax liabilities	7,003	6,983
Other noncurrent liabilities	12,797	4,577
Liabilities held for sale, noncurrent	—	9,805
Total liabilities	249,167	286,500
Commitments and contingencies (Note 13)
Equity:
Preferred stock: $0.001 par value; 6,000 shares authorized as of June 30, 2024 and December 31, 2023; no shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock: $0.001 par value; 140,000 shares authorized as of June 30, 2024 and December 31, 2023; 45,746 and 44,211 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	46	44
Additional paid-in capital	1,241,931	1,212,501
Accumulated other comprehensive loss	(4,377)	(2,865)
Accumulated deficit	(848,867)	(805,448)
Total Company stockholders’ equity	388,733	404,232
Noncontrolling interest	(18,653)	(17,097)
Total equity	370,080	387,135
Total liabilities and equity	$619,247	$673,635

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(44,002)	$(72,303)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from divestiture	(22,934)	—
Depreciation of property and equipment	6,862	8,295
Amortization of intangible assets	22,081	29,625
Stock-based compensation expense	30,060	34,059
Impairment of long-lived assets	—	1,096
Deferred income taxes	163	(736)
Other	(2,001)	(105)
Changes in operating assets and liabilities:
Accounts receivable	(2,903)	(11,480)
Unbilled contracts receivable	(22,027)	(7,324)
Prepaid expenses and other assets	4,909	1,106
Accounts payable	(5,360)	(4,691)
Accrued and other liabilities	(19,404)	(20,428)
Deferred revenue	2,635	(1,743)
Net cash used in operating activities	(51,921)	(44,629)
Cash flows from investing activities:
Purchases of property and equipment	(2,307)	(2,470)
Capitalized internal-use software	(5,825)	(3,638)
Purchases of intangible assets	(84)	(91)
Net cash used in divestiture	(227)	—
Net cash used in investing activities	(8,443)	(6,199)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	4,328	5,850
Withholding taxes related to net share settlement of equity awards	(5,929)	(3,127)
Net cash (used in) provided by financing activities	(1,601)	2,723
Effect of exchange rate changes on cash and cash equivalents	12	137
Net decrease in cash and cash equivalents	(61,953)	(47,968)
Cash and cash equivalents at beginning of period (1)	154,434	160,127
Cash and cash equivalents at end of period	$92,481	$112,159
Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$9,204	$10,109
Interest paid	$1,504	$1,496
Supplemental disclosure of noncash investing and financing activities:
Note receivable in exchange for consideration from divestiture	$27,676	$—
Deferred consideration from divestiture	$5,854	$—
Costs capitalized for internal-use software included in accrued liabilities	$743	$—
(1)
Includes $12.3 million of cash and cash equivalents classified as held for sale at December 31, 2023.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

(unaudited)

Three Months Ended June 30, 2024	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Interest	Equity
Balances at April 1, 2024	45,031	$45	$1,221,709	$(4,040)	$(818,568)	$(17,389)	$381,757
Change in ownership interest of the Company	—	—	932	—	—	(932)	—
Vesting of restricted stock units, net of tax withholding	137	—	(340)	—	—	—	(340)
Issuance of common stock under employee stock purchase plan	578	1	4,327	—	—	—	4,328
Stock-based compensation	—	—	15,303	—	—	—	15,303
Foreign currency translation adjustment	—	—	—	59	—	—	59
Unrealized loss on cash flow hedges	—	—	—	(396)	—	—	(396)
Net loss	—	—	—	—	(30,299)	(332)	(30,631)
Balances at June 30, 2024	45,746	$46	$1,241,931	$(4,377)	$(848,867)	$(18,653)	$370,080

Six Months Ended June 30, 2024	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Interest	Equity
Balances at January 1, 2024	44,211	$44	$1,212,501	$(2,865)	$(805,448)	$(17,097)	$387,135
Change in ownership interest of the Company	—	—	973	—	—	(973)	—
Vesting of restricted stock units, net of tax withholding	957	1	(5,930)	—	—	—	(5,929)
Issuance of common stock under employee stock purchase plan	578	1	4,327	—	—	—	4,328
Stock-based compensation	—	—	30,060	—	—	—	30,060
Foreign currency translation adjustment	—	—	—	(325)	—	—	(325)
Unrealized loss on cash flow hedges	—	—	—	(1,187)	—	—	(1,187)
Net loss	—	—	—	—	(43,419)	(583)	(44,002)
Balances at June 30, 2024	45,746	$46	$1,241,931	$(4,377)	$(848,867)	$(18,653)	$370,080

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

In the fourth quarter of 2018, the Company funded a new subsidiary, Perceive Corporation (“Perceive”), which was created to focus on edge inference hardware and software technologies. As of June 30, 2024, the Company owned approximately 76.2% of the outstanding equity interest of Perceive.

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

The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024 or any future period and the Company makes no representations related thereto.

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

Concentration of Credit and Other Risks

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, accounts receivable, unbilled contracts receivable, a note receivable and deferred consideration from divestiture. The Company maintains cash and cash equivalents with large financial institutions, and at times, the deposits may exceed the federally insured limits. As part of its risk management processes, the Company performs periodic evaluations of the relative credit standing of these financial institutions. The Company has not sustained material credit losses from instruments held at these financial institutions. In addition, the Company has cash and cash equivalents held in international bank accounts that are denominated in various foreign currencies, and has established risk management strategies designed to minimize the impact of certain currency exchange rate fluctuations.

The Company believes that any concentration of credit risk in its accounts receivable and unbilled contracts receivable are substantially mitigated by its evaluation processes and the high level of credit worthiness of its customers. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral.

There was one individually significant customer with revenue exceeding 10% of total revenue for the three months ended June 30, 2024, whereas no single customer exceeded 10% of total revenue in all other comparative periods presented. As of June 30, 2024 and December 31, 2023, no single customer represented 10% or more of the Company’s net balance of accounts receivable.

As described in Note 6, in the first quarter of 2024, the Company received a note receivable and deferred consideration from Tobii AB (“Tobii”) as part of the consideration for divesting its AutoSense in-cabin safety business and related imaging solutions (the “Divestiture”). Both of these instruments are potentially exposed to credit risk arising from default on repayment from Tobii. The credit risk associated with the note receivable is mitigated by establishing a floating lien and security interest in certain of Tobii’s assets, rights, and properties, whereas the deferred consideration is not secured by any collateral. The Company uses certain techniques, such as internally generated cash flow projections on the principal and interest of each instrument, to determine the likelihood that the note receivable or deferred consideration will be repaid. Further, the Company assesses each instrument for credit losses and provides a reserve when full payment on the instruments may not occur as expected. Based on the results of the internally generated cash flow projections, the Company expects Tobii to make full payment on both instruments in accordance with the underlying agreement. Accordingly, no allowance for credit losses was recorded as of June 30, 2024.

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

For these solutions, the Company provides on-going media or data delivery, either via on-premise licensed software, hosting or access to its platform. The Company generally receives fees on a per-subscriber per-month basis or as a monthly fee, and revenue is recognized during the month in which the solutions are provided to the customer. For most of the on-premise licensed software arrangements, substantially all functionality is obtained through the Company’s frequent updating of the technology, data and content. In these instances, the Company typically has a single performance obligation related to these ongoing activities in the underlying arrangement, and revenue is generally recognized over the period the solution is provided. There are certain fixed fee on-premise licensed software arrangements where revenue is recognized immediately upon the delivery of the licensed technology. Hosted solutions and access to our platform is considered a single performance obligation with revenue being recognized over the period the solution is provided.

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

The following table summarizes revenue by timing of recognition (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Recognized over time	$87,173	$98,870	$183,855	$199,083
Recognized at a point in time	32,418	28,002	54,580	54,628
Total revenue	$119,591	$126,872	$238,435	$253,711

The following table summarizes revenue by product category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Pay-TV	$60,752	$58,031	$117,558	$118,325
Consumer Electronics	17,164	31,716	43,292	68,451
Connected Car	31,423	23,474	55,771	44,022
Media Platform	10,252	13,651	21,814	22,913
Total revenue	$119,591	$126,872	$238,435	$253,711

The following table summarizes revenue by geographic location (in thousands):

	Three Months Ended June 30,
	2024		2023
U.S.	$55,832	47%	$69,133	54%
Japan	13,873	11	18,566	15
South Korea	16,653	14	6,354	5
Europe and Middle East	9,467	8	8,416	7
Latin America	13,000	11	6,744	5
China	3,545	3	10,527	8
Other	7,221	6	7,132	6
Total revenue	$119,591	100%	$126,872	100%

	Six Months Ended June 30,
	2024		2023
U.S.	$115,631	48%	$134,292	53%
Japan	25,910	11	36,061	14
South Korea	23,599	10	14,410	6
Europe and Middle East	22,942	10	18,582	7
Latin America	19,917	8	13,367	5
China	16,332	7	22,037	9
Other	14,104	6	14,962	6
Total revenue	$238,435	100%	$253,711	100%

A significant portion of the Company’s revenue is derived from licensees headquartered outside of the U.S., principally in Asia, Europe, the Middle East, and Latin America, and it is expected that this revenue will continue to account for a significant portion of total revenue in future periods.

Contract Balances

Contract Assets

A contract asset represents a right to consideration that is conditional upon factors other than the passage of time. Contract assets primarily consist of unbilled contracts receivable that are expected to be received from customers in future periods, where revenue is recognized upon the completion of performance obligations, but in advance of billings. The amount of unbilled contracts receivable may not exceed their net realizable value and is classified as noncurrent if the payments are expected to be received more than one year from the reporting date.

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

The following table presents additional revenue disclosures (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$6,336	$5,547	$13,602	$12,266
Performance obligations satisfied in previous periods (true ups, recoveries, and settlements) (1)	$353	$597	$3,362	$(1,285)

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

Remaining Performance Obligations

Remaining performance obligations represent contracted revenue associated with certain non-cancelable fixed fee arrangements and engineering services contracts that have not yet been recognized. As of June 30, 2024, the Company’s remaining performance obligations and the period over which they are expected to be recognized were as follows (in thousands):

Year Ending December 31:	Amounts
2024 (remaining 6 months)	$35,897
2025	37,782
2026	15,669
2027	5,383
2028	3,102
Thereafter	1,991
Total	$99,824

Allowance for Credit Losses

The following table presents the activity in the allowance for credit losses for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,
	2024		2023
	Accounts Receivable	Unbilled Contracts Receivable	Accounts Receivable	Unbilled Contracts Receivable
Beginning balance	$2,868	$245	$2,067	$350
Provision for credit losses	(856)	103	186	(25)
Recoveries/charge-off	(858)	—	(41)	—
Ending balance	$1,154	$348	$2,212	$325

	Six Months Ended June 30,
	2024		2023
	Accounts Receivable	Unbilled Contracts Receivable	Accounts Receivable	Unbilled Contracts Receivable
Beginning balance	$1,906	$190	$1,950	$369
Provision for credit losses	(58)	161	322	(44)
Recoveries/charge-off	(694)	(3)	(60)	—
Ending balance	$1,154	$348	$2,212	$325

NOTE 3 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Prepaid expenses	$22,542	$19,913
Prepaid income taxes	5,686	4,813
Finished goods inventory	5,043	7,279
Other	3,094	6,869
Total	$36,365	$38,874

Property and equipment, net consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Computer equipment and software	$54,348	$52,740
Capitalized internal-use software	17,806	11,224
Office equipment and furniture	11,465	11,074
Building	17,876	17,876
Land	5,300	5,300
Leasehold improvements	13,319	11,758
Construction in progress	326	3,319
Total property and equipment	120,440	113,291
Less: accumulated depreciation and amortization(1)	(78,199)	(71,722)
Property and equipment, net	$42,241	$41,569
(1)
Includes $2.6 million and $1.6 million as of June 30, 2024 and December 31, 2023, respectively, of accumulated amortization associated with capitalized internal-use software.

The following table summarizes the capitalization and amortization of internal-use software for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Costs capitalized associated with internal-use software	$3,303	$1,743	$6,582	$3,638
Amortization of capitalized internal-use software	522	468	1,016	560

Accrued liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Employee compensation and benefits	$26,664	$44,095
Accrued expenses	18,292	24,307
Current portion of operating lease liabilities	14,739	14,760
Third-party royalties	9,152	8,478
Accrued other taxes	7,765	6,464
Accrued income taxes	7,581	1,991
Other	6,276	9,866
Total	$90,469	$109,961

NOTE 4 – FINANCIAL INSTRUMENTS

Non-marketable Equity Securities

As of June 30, 2024 and December 31, 2023, other noncurrent assets included equity securities accounted for under the equity method with a carrying amount of $4.3 million and $4.9 million, respectively. No impairments to the carrying amount of the Company’s non-marketable equity securities were recognized in the three and six months ended June 30, 2024 and 2023.

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

The notional and fair values of all derivative financial instruments were as follows (in thousands):

	Location in Balance Sheet	June 30, 2024	December 31, 2023
Derivative instruments designated as cash flow hedges:
Fair value—foreign exchange contract assets, net amount	Prepaid expenses and other current assets	$—	$1,184
Fair value—foreign exchange contract liabilities, net amount	Accrued liabilities	$152	$—

Notional value held to buy U.S. dollars in exchange for other currencies		$1,001	$738
Notional value held to sell U.S. dollars in exchange for other currencies		$53,146	$45,468

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

The gross amounts of the Company’s foreign currency forward contracts and the net amounts recorded in the Company’s Condensed Consolidated Balance Sheets were as follows (in thousands):

	June 30, 2024	December 31, 2023
Gross amount of recognized assets	$268	$1,300
Gross amount of recognized liabilities	(420)	(116)
Net derivative (liabilities) assets	$(152)	$1,184

The changes in AOCL related to the cash flow hedges consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning balance	$243	$769	$1,034	$(94)
Other comprehensive (loss) gain before reclassification	(280)	322	(702)	1,181
Amounts reclassified from accumulated other comprehensive loss into net loss	(115)	(332)	(484)	(328)
Net current period other comprehensive (loss) gain	(395)	(10)	(1,186)	853
Ending balance	$(152)	$759	$(152)	$759

The following table summarizes the total gains recognized upon settlement of the hedged transactions in the Condensed Consolidated Statement of Operations for three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$135	$403	$484	$414
Selling, general and administrative	(24)	59	83	63
Total	$111	$462	$567	$477

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

Financial Instruments Not Recorded at Fair Value

The following table presents the fair value hierarchy for the Company’s assets and liabilities recorded at their carrying amount, but for which the fair value is disclosed (in thousands):

	June 30, 2024		December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Note receivable, noncurrent	$28,571	$28,571	$—	$—
Deferred consideration from divestiture	6,267	5,716	—	—
Total assets	$34,838	$34,287	$—	$—

Liabilities:
Senior unsecured promissory note	$50,000	$49,696	$50,000	$49,659

The fair value of the note receivable, including accrued interest, and the deferred consideration resulting from the Divestiture (as described in Note 6—Divestiture) were estimated based on an income and market approach with valuation inputs such as the U.S. Treasury constant maturity yields, comparable bond yields, and credit spreads over the term of the same or similarly issued instruments. They are classified within Level 2 of the fair value hierarchy.

The fair value of the Company’s debt (as described in Note 8—Debt) was estimated based on an income and market approach with valuation inputs such as the U.S. Treasury constant maturity yields, comparable bond yields, and credit spreads over the term of the same or similarly issued instruments. The Company classifies its debt within Level 2 of the fair value hierarchy.

NOTE 6 – DIVESTITURE

In December 2023, the Company entered into a definitive agreement with Tobii pursuant to the Divestiture. The Divestiture represented a 100% equity sale transaction of two of the Company’s wholly-owned subsidiaries and was expected to streamline the Company’s business to further focus its business on entertainment-related products and services. All of the assets and liabilities associated with the Divestiture were classified as held for sale as of December 31, 2023.

The Divestiture was completed on January 31, 2024 (the “Closing Date”) for total consideration of $44.3 million, comprising $10.8 million of cash, a note receivable from Tobii (the “Tobii Note”) of $27.7 million, and deferred consideration (as described under Deferred Consideration below) totaling $15.0 million, which was estimated to have a fair value of $5.8 million based on a present value factor on the Closing Date. The $10.8 million of cash included in the total consideration represents the cash balance that was transferred to Tobii on the Closing Date to support operations during the transition and was subsequently returned to the Company, and as such, this amount is included in the assets sold as of January 31, 2024 and in the total consideration received. As previously disclosed in the Form 10-K, Tobii was required to pay the Company the acquired closing cash balance, less certain adjustments, promptly after the Closing Date. In addition, there may be potential earnout payments (as described under Contingent Consideration below) payable in 2031, contingent upon the future success of the divested AutoSense in-cabin safety business.

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

Upon the completion of the Divestiture, the Company recognized a gain of $22.9 million in the first quarter of 2024.

The Divestiture did not represent a strategic shift that would have a major effect on the Company’s consolidated results of operations, and therefore, its results of operations were not reported as discontinued operations.

Note Receivable from Tobii AB

The Tobii Note, with a fixed interest rate of 8% per annum, matures on April 1, 2029 and is payable in three annual installments. Tobii may, at any time and on any one or more occasions, prepay all or any portion of the outstanding principal amount, along with accrued interest, without any penalty. In the event of default, an additional interest of 2% per annum may be applied to the outstanding balance of the Tobii Note, and the Company has the right to demand full or partial payment on the outstanding balance with unpaid interest.

The Tobii Note is secured by a floating lien and security interest in certain of Tobii’s assets, rights, and properties, and contains customary affirmative and negative covenants including the restrictions on incurring certain indebtedness, and certain change of control and asset sale events, but does not include any financial covenants.

The Tobii Note has the following scheduled principal repayments (in thousands):

Date of Principal Payment:	Amount
April 1, 2027	$10,000
April 1, 2028	10,000
April 1, 2029	7,676
Total principal payments	$27,676

The Company elected to present accrued interest within the carrying amount of note receivable, noncurrent, in the Condensed Consolidated Balance Sheets. As of June 30, 2024, the carrying amount of the Tobii Note is as follows (in thousands):

June 30, 2024
Outstanding principal amount	$27,676
Add: interest accrued to date	895
Carrying amount—note receivable, noncurrent	$28,571

For the three and six months ended June 30, 2024, the Company recognized interest income of $0.5 million and $0.9 million, respectively.

Deferred Consideration

The deferred consideration consists of guaranteed future cash payments, which are scheduled to be made by Tobii in four annual payments as follows (in thousands):

Date of Payment:	Amount
February 15, 2028	$3,000
February 15, 2029	2,250
February 15, 2030	4,500
February 15, 2031	5,250
Total future payments	$15,000

At the Closing Date, there was $9.2 million of discount on the deferred consideration to be accreted as interest income up to the date of the final payment. For the three and six months ended June 30, 2024, the Company accreted $0.3 million and $0.4 million of the discount as interest income, respectively.

As of June 30, 2024, the net carrying amount of the deferred consideration is as follows (in thousands):

June 30, 2024
Total deferred consideration	$15,000
Less: unamortized discount on deferred consideration	(8,733)
Net carrying amount	$6,267

Contingent Consideration

The earnout represents potential incremental cash consideration, and the payment is contingent upon the achievement of certain targeted shipments, between January 1, 2024 and December 31, 2030, of qualified automotive products featuring the AutoSense in-cabin safety technology and the related imaging solutions.

At the Closing Date, the Company elected to apply the gain contingency guidance under ASC 450—Contingencies, as it could not reasonably estimate shipment amounts. As a result, the Company deferred the recognition of the contingent consideration until it becomes realized or realizable.

NOTE 7 – INTANGIBLE ASSETS, NET

Identified intangible assets consisted of the following (in thousands):

	June 30, 2024
	Average Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Acquired patents	3-10	$17,281	$(4,583)	$12,698
Existing technology / content database	5-10	219,908	(187,891)	32,017
Customer contracts and related relationships	3-9	493,579	(377,146)	116,433
Trademarks/trade name	4-10	39,313	(36,963)	2,350
Non-compete agreements	1-2	3,101	(3,101)	—
Total finite-lived intangible assets		773,182	(609,684)	163,498
Indefinite-lived intangible assets:
TiVo tradename/trademarks	N/A	21,400	—	21,400
Total intangible assets		$794,582	$(609,684)	$184,898

	December 31, 2023
	Average Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Acquired patents	3-10	$17,281	$(3,478)	$13,803
Existing technology / content database	5-10	219,717	(181,713)	38,004
Customer contracts and related relationships	3-9	493,685	(365,074)	128,611
Trademarks/trade name	4-10	39,313	(34,453)	4,860
Non-compete agreements	1-2	3,101	(2,884)	217
Total finite-lived intangible assets		773,097	(587,602)	185,495
Indefinite-lived intangible assets:
TiVo tradename/trademarks	N/A	21,400	—	21,400
Total intangible assets (1)		$794,497	$(587,602)	$206,895
(1)
Total intangible assets excluded certain finite-lived intangible assets with a gross amount of $35.2 million, which were fully amortized and classified as held for sale as of December 31, 2023 in connection with the Divestiture (as described in Note 6—Divestiture).

As of June 30, 2024, the estimated future amortization expense of total finite-lived intangible assets was as follows (in thousands):

Year Ending December 31:	Amounts
2024 (remaining 6 months)	$21,291
2025	34,826
2026	31,495
2027	30,652
2028	30,315
Thereafter	14,919
Total future amortization	$163,498

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

As of June 30, 2024, $50.0 million in principal balance was outstanding. Interest expense on the Promissory Note was $0.8 million for both the three months ended June 30, 2024 and 2023, and $1.5 million for the both six months ended June 30, 2024 and 2023.

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

The following table sets forth the computation of basic and diluted net loss per share attributable the Company (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to the Company - basic and diluted	$(30,299)	$(38,395)	$(43,419)	$(70,395)
Denominator:
Weighted-average number of shares used to compute net loss per share attributable to the Company - basic and diluted	45,331	42,770	44,926	42,499
Net loss per share attributable to the Company - basic and diluted	$(0.67)	$(0.90)	$(0.97)	$(1.66)

The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three and Six Months Ended June 30,
	2024	2023
Options	57	120
Restricted stock units	7,998	7,345
ESPP	92	83
Total	8,147	7,548

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

As of June 30, 2024, there were approximately 4.6 million shares reserved for future grants under the 2022 EIP.

Employee Stock Purchase Plans

In connection with the Separation and on October 1, 2022, the Company adopted the Xperi Inc. 2022 Employee Stock Purchase Plan (as amended, the “2022 ESPP”). The 2022 ESPP originally provided consecutive overlapping 24-month offering periods, with four purchase periods that were generally six months in length, commencing on each December 1 and June 1 during the term of the 2022 ESPP. The 2022 ESPP was subsequently amended, and commencing December 1, 2023, the length of the offering periods was reduced from 24 months to 12 months and the employee’s maximum participant contribution was reduced from 100% to 15% of the employee’s after-tax base earnings and commissions up to the limit imposed by the Internal Revenue Service. The accumulated deductions will be applied to the purchase of shares on each semi-annual purchase date. The purchase price per share will equal 85% of the fair market value per share on the start date of the offering period or, if lower, 85% of the fair market value per share on the semi-annual purchase date.

The 2022 ESPP includes a reset provision if the fair market value per share of the Company’s common stock on any purchase date during an offering period is less than the fair market value per share on the start date of the 12-month offering period. Upon occurrence of the reset, the existing offering period will automatically terminate and a new 12-month offering period will begin on the next business day. All participants in the terminated offering will be transferred to the new offering period.

The reset provision under the 2022 ESPP was triggered on May 31, 2024, and it was considered a modification in accordance with ASC 718—Stock Based Compensation, with the incremental fair value of $2.0 million to be recognized on a straight-line basis over the new 12-month offering period.

On May 31, 2024, the Company issued 577,826 shares under the 2022 ESPP, net of shares withheld to satisfy withholding tax requirements for certain employees, for aggregate net proceeds of $4.3 million.

As of June 30, 2024, there were 3.1 million shares reserved for future issuance under the 2022 ESPP.

The following table summarizes the valuation assumptions used in estimating the fair value of the 2022 ESPP for the offering periods in effect using the Black-Scholes option pricing model:

	Six Months Ended June 30,
	2024	2023
Expected life (years)	0.5 — 1.0	0.5 — 2.0
Risk-free interest rate	5.14% — 5.39%	4.33% — 5.44%
Dividend yield	0.00%	0.00%
Expected volatility	44.38% — 45.01%	44.11% — 51.19%

Stock Options

Stock option activity for the six months ended June 30, 2024 is as follows (in thousands, except per share amounts):

	Number of Shares Subject to Options	Weighted Average Exercise Price Per Share
Balance at December 31, 2023	106	$26.87
Options exercised	—	$—
Options canceled / forfeited / expired	(49)	$21.99
Balance at June 30, 2024	57	$31.10

There were no stock options granted during the six months ended June 30, 2024.

Restricted Stock Units

Information with respect to outstanding RSUs (including both time-based vesting and performance-based vesting) for the six months ended June 30, 2024 is as follows (in thousands, except per share amounts):

	Number of Shares Subject to Time- based Vesting	Number of Shares Subject to Performance- based Vesting	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2023	5,396	1,671	7,067	$15.51
Granted	2,496	670	3,166	$11.23
Vested / released	(1,468)	(14)	(1,482)	$14.51
Canceled / forfeited	(562)	(191)	(753)	$18.27
Balance at June 30, 2024	5,862	2,136	7,998	$13.74

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

The following assumptions were used to value the market-based PSUs granted during the period:

	Six Months Ended June 30,
	2024	2023
Expected life (years)	3.0	2.8
Risk-free interest rate	4.21%	4.54%
Dividend yield	0.00%	0.00%
Expected volatility	43.93%	49.02%

Stock-Based Compensation

Total stock-based compensation expense for the three and six months ended June 30, 2024 and 2023 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue, excluding depreciation and amortization of intangible assets	$858	$927	$1,602	$1,719
Research and development	5,831	6,405	10,164	11,956
Selling, general and administrative	8,614	10,759	18,294	20,384
Total stock-based compensation expense	$15,303	$18,091	$30,060	$34,059

Stock-based compensation expense categorized by award type for the three and six months ended June 30, 2024 and 2023 is summarized in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
RSUs	$11,160	$11,609	$20,345	$22,364
PSUs	2,775	5,097	7,029	9,322
ESPP	1,368	1,385	2,686	2,373
Total stock-based compensation expense	$15,303	$18,091	$30,060	$34,059

As of June 30, 2024, unrecognized stock-based compensation expense related to unvested equity-based awards is as follows (amounts in thousands):

	June 30, 2024
	Unrecognized Stock-Based Compensation	Weighted-Average Period to Recognize Expense (in years)
RSUs	$65,209	2.0
PSUs	18,373	2.0
ESPP	4,932	0.6
Total unrecognized stock-based compensation expense	$88,514

NOTE 11 – INCOME TAXES

For the three and six months ended June 30, 2024, the Company recorded an income tax expense of $9.3 million and $13.6 million on a pretax loss of $21.4 million and $30.5 million, respectively; which resulted in an effective tax rate of (43.4)% and (44.4)%, respectively. The income tax expense for the three and six months ended June 30, 2024 was primarily related to foreign withholding taxes, foreign income taxes, U.S. federal income taxes, and state income taxes.

For the three and six months ended June 30, 2023, the Company recorded an income tax expense of $5.1 million and $4.8 million on a pretax loss of $34.3 million and $67.5 million, respectively; which resulted in an effective tax rate of (14.9)% and (7.1)%, respectively. The income tax benefit for the three and six months ended June 30, 2023 was primarily related to foreign withholding taxes, foreign income taxes, U.S. federal income taxes, and state income taxes.

As of June 30, 2024, gross unrecognized tax benefits of $16.2 million decreased by $7.4 million compared to December 31, 2023. Of the total decrease, $6.9 million related to the Divestiture completed in January 2024. Of the $16.2 million gross unrecognized tax benefits, $2.2 million would affect the effective tax rate, if recognized. The Company is unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease.

It is the Company’s policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. Recognition of interest and penalties related to unrecognized tax benefits was immaterial for the three and six months ended June 30, 2024 and 2023. As of June 30, 2024 and December 31, 2023, accrued interest and penalties were $0.1 million and $0.4 million, respectively.

As of June 30, 2024, the Company’s 2019 through 2024 tax years are generally open and subject to potential examination in one or more jurisdictions. In addition, in the United States, any net operating losses or credits that were generated in prior years but not yet fully utilized in a year that is closed under the statute of limitations may also be subject to examination.

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

Due to the change in how the office facilities were being used, a significant decrease in the expected market price of the operating lease right-of-use (“ROU”) assets, and expected delays in subleasing the office facilities based on the condition of the commercial real estate market, the Company recorded impairment charges of $1.1 million in the six months ended June 30, 2023 to reduce the carrying amount of certain operating ROU assets and property and equipment, including related leasehold improvements. There were no impairment charges recorded in the three and six months ended June 30, 2024.

The components of operating lease costs were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Fixed lease cost (1)	$4,250	$5,325	$8,536	$10,483
Variable lease cost	896	1,457	1,949	2,944
Less: sublease income	(2,147)	(2,593)	(4,078)	(5,273)
Total operating lease cost	$2,999	$4,189	$6,407	$8,154

(1) Includes short-term leases expensed on a straight-line basis.

The following table presents supplemental cash flow information arising from lease transactions (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cash payments included in the measurement of operating lease liabilities	$4,428	$5,000	$8,924	$10,208
Operating ROU assets obtained in exchange for lease obligations	$2,024	$4,013	$2,024	$4,013

The weighted-average remaining term of the Company’s operating leases and the weighted-average discount rate used to measure the present value of the operating lease liabilities are as follows:

	June 30, 2024	December 31, 2023
Weighted-average remaining lease term (in years)	3.05	3.37
Weighted-average discount rate	5.4%	5.3%

Future minimum lease payments and related lease liabilities as of June 30, 2024 were as follows (in thousands):

Year Ending December 31:	Operating Lease Payments (1)	Sublease Income	Net Operating Lease Payments
2024 (remaining 6 months)	$7,840	$(3,024)	$4,816
2025	16,744	(6,333)	10,411
2026	10,345	(1,563)	8,782
2027	4,410	(368)	4,042
2028	2,202	(379)	1,823
Thereafter	1,232	(291)	941
Total lease payments	42,773	$(11,958)	$30,815
Less: imputed interest	(3,633)
Present value of operating lease liabilities	$39,140

Less: operating lease liabilities, current portion	(14,739)
Noncurrent operating lease liabilities	$24,401

(1) Future minimum lease payments exclude short-term leases as well as payments to landlords for variable common area maintenance, insurance, and real estate taxes.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Purchase and Other Contractual Obligations

In the ordinary course of business, the Company enters into contractual agreements with third parties that include non-cancelable payment obligations, for which it is liable in future periods. These arrangements primarily include unconditional purchase obligations to service providers. As of June 30, 2024, the Company’s total future unconditional purchase obligations were approximately $134.9 million.

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

An adverse decision in any legal actions could result in a loss of the Company’s proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from others, limit the value of the Company’s licensed technology or otherwise negatively impact the Company’s stock price or its business and consolidated financial results. Although considerable uncertainty exists, the Company does not anticipate that the disposition of any of these matters will have a material effect on its business or consolidated financial statements.

NOTE 14 – SUBSEQUENT EVENTS

In February 2024, the Company began to explore strategic alternatives, including, but not limited to, the sale of substantially all the assets of the Perceive subsidiary (the “Perceive Assets”), which had a total carrying value of approximately $7.5 million as of June 30, 2024. The Company concluded that the criteria for presentation of the Perceive Assets as held-for-sale included in ASC 360—Property, Plant and Equipment were met after the balance sheet date of June 30, 2024 but prior to the issuance of these financial statements. Accordingly, the Company plans to reclassify the related Perceive Assets as held-for-sale during the third quarter of 2024. The potential disposition of the Perceive Assets is not considered a strategic shift that will have a major effect on the Company’s consolidated results of operations, and therefore is not considered to be discontinued operations.

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

Business Overview

We are a leading consumer and entertainment technology company. We believe we create extraordinary experiences at home and on the go for millions of consumers around the world, enabling audiences to connect with content in a way that is more intelligent, immersive, and personal. Powering smart devices, connected cars, entertainment experiences and more, we bring together ecosystems designed to reach highly-engaged consumers, allowing us and our ecosystem partners to uncover significant new business opportunities, now and in the future. Our technologies are integrated into consumer devices and a variety of media platforms worldwide, driving increased value for our partners, customers, and consumers. We operate in one reportable business segment and group our business into four categories: Pay-TV, Consumer Electronics, Connected Car and Media Platform. Headquartered in Silicon Valley with operations around the world, we have approximately 1,800 employees and more than 35 years of operating experience.

Divestiture

In December 2023, we entered into a definitive agreement with Tobii AB, an eye tracking and attention computing company, pursuant to which we agreed to sell our AutoSense in-cabin safety business and related imaging solutions (the “Divestiture”). The Divestiture was completed in January 2024, which has streamlined our business and further enhanced our focus on entertainment markets.

Results of Operations

The following table presents our historical operating results for the periods indicated as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	100%	100%	100%	100%
Operating expenses:
Cost of revenue, excluding depreciation and amortization of intangible assets	24	25	25	23
Research and development	38	44	40	43
Selling, general and administrative	44	44	46	45
Depreciation expense	3	3	3	3
Amortization expense	9	12	9	12
Impairment of long-lived assets	—	—	—	1
Total operating expenses	118	128	123	127
Operating loss	(18)	(28)	(23)	(27)
Interest and other income, net	1	1	1	1
Interest expense - debt	(1)	—	(1)	(1)
Gain on divestiture	—	—	10	—
Loss before taxes	(18)	(27)	(13)	(27)
Provision for income taxes	8	4	6	2
Net loss	(26)%	(31)%	(19)%	(29)%

Comparison of the Three and Six Months Ended June 30, 2024 and 2023

Revenue

We derive the majority of our revenue from licensing our technologies and solutions to customers. For our revenue recognition policy including descriptions of revenue-generating activities, refer to Note 2—Revenue of the Notes to the Condensed Consolidated Financial Statements (Unaudited).

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Revenue	$119,591	$126,872	$(7,281)	(6)%

Revenue decreased by $7.3 million, or 6%, for the three months ended June 30, 2024 compared to the same period in the prior year. The decrease was primarily attributable to a decline of $14.6 million in Consumer Electronics revenue as a result of a decline in minimum guarantee (“MG”) revenue driven by the timing and duration of MG contracts that were renewed as well as the Divestiture, and a decrease of $3.4 million in Media Platform revenue driven principally by a decline in advertising revenue from a unique initial ad buy that occurred in 2023. These decreases were partially offset by an increase of $8.0 million in Connected Car revenue due to an increase in MG revenue in audio solutions, which was partially offset by the Divestiture, and an increase of $2.7 million in Pay-TV revenue, driven largely by continued increase in IPTV Solutions revenue and by higher core guide product revenue due to the timing and duration of MG contracts that were renewed, offset by declines in consumer hardware and subscription revenue in the second quarter of 2024.

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Revenue	$238,435	$253,711	$(15,276)	(6)%

Revenue decreased by $15.3 million, or 6%, for the six months ended June 30, 2024 compared to the same period in the prior year. The decrease was primarily attributable to a decline of $25.2 million in Consumer Electronics revenue due to the Divestiture as well as a decline in MG revenue contracts due to the timing and duration of MG contracts up for renewal and executed, and a decrease of $1.1 million in Media Platform revenue driven principally by lower advertising revenue, which was partially offset by growth in our smart TV application software and middleware platform. These decreases were partially offset by an increase of $11.8 million in Connected Car revenue as the result of MG revenue coupled with settlements executed which was partially offset by the Divestiture, during the first six months of 2024.

Operating Expenses

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Cost of revenue, excluding depreciation and amortization of intangible assets	$28,953	$30,856	$(1,903)	(6)%
Research and development	45,123	55,701	(10,578)	(19)%
Selling, general and administrative	53,102	56,497	(3,395)	(6)%
Depreciation expense	3,278	4,202	(924)	(22)%
Amortization expense	11,042	14,798	(3,756)	(25)%
Total operating expenses	$141,498	$162,054	$(20,556)	(13)%

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Cost of revenue, excluding depreciation and amortization of intangible assets	$58,709	$58,648	$61	0%
Research and development	95,562	110,557	(14,995)	(14)%
Selling, general and administrative	109,455	114,273	(4,818)	(4)%
Depreciation expense	6,862	8,295	(1,433)	(17)%
Amortization expense	22,081	29,625	(7,544)	(25)%
Impairment of long-lived assets	—	1,096	(1,096)	(100)%
Total operating expenses	$292,669	$322,494	$(29,825)	(9)%

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

Cost of revenue, excluding depreciation and amortization of intangible assets, for the three months ended June 30, 2024 was $29.0 million, as compared to $30.9 million in the same period of the prior year, a decrease of $1.9 million, or 6%. The decrease was primarily attributable to lower costs incurred in connection with advertising revenue in the second quarter of 2024.

Cost of revenue, excluding depreciation and amortization of intangible assets, for the six months ended June 30, 2024 was $58.7 million, as compared to $58.6 million in the same period of the prior year, an increase of $0.1 million, or 0%. The increase was primarily attributable to higher delivery costs related to an increase in NRE revenue, mostly offset by lower costs incurred in connection with advertising revenue in the first six months of 2024.

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

Research and development expense for the three months ended June 30, 2024 was $45.1 million, as compared to $55.7 million in the same period of the prior year, a decrease of $10.6 million, or 19%. The decrease was primarily driven by lower research and development spend in the AutoSense in-cabin safety business and related imaging solutions following the Divestiture, a reduction in expenses in the Perceive subsidiary, decreases in bonuses and contractor expenses, and an increase in capitalized costs for internal-use software in the second quarter of 2024.

Research and development expense for the six months ended June 30, 2024 was $95.6 million, as compared to $110.6 million in the same period of the prior year, a decrease of $15.0 million, or 14%. The decrease was primarily driven by lower research and development spend in the AutoSense in-cabin safety business and related imaging solutions following the Divestiture, a reduction in expenses in the Perceive subsidiary, decreases in bonuses and contractor expenses, and an increase in capitalized costs for internal-use software in the first six months of 2024.

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

Selling, general and administrative expenses for the three months ended June 30, 2024 were $53.1 million, as compared to $56.5 million in the same period of the prior year, a decrease of $3.4 million, or 6%. The decrease was primarily attributable to reduced employee headcount as well as decreases in stock-based compensation and bonus expenses, partially offset by an increase in certain one-time transaction costs in the second quarter of 2024.

Selling, general and administrative expenses for the six months ended June 30, 2024 were $109.5 million, as compared to $114.3 million in the same period of the prior year, a decrease of $4.8 million, or 4%. The decrease was primarily attributable to reduced employee headcount as well as decreases in stock-based compensation and bonus expenses, partially offset by an increase in certain one-time transaction costs in the first six months of 2024.

Stock-based Compensation

The following table sets forth our stock-based compensation expense for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue, excluding depreciation and amortization of intangible assets	$858	$927	$1,602	$1,719
Research and development	5,831	6,405	10,164	11,956
Selling, general and administrative	8,614	10,759	18,294	20,384
Total stock-based compensation expense	$15,303	$18,091	$30,060	$34,059

We recognized stock-based compensation expense from restricted stock units and purchases made under our employee stock purchase plan. Stock-based compensation expense decreased by $2.8 million and $4.0 million, or 15% and 12%, for the three and six months ended June 30, 2024 compared to the same periods of the prior year, respectively. The decreases were primarily driven by a lower PSU expense, and reduced employee headcount during the first six months of 2024.

Depreciation Expense

We recognized depreciation expense for certain equipment, capitalized internal-use software, leasehold improvements, and buildings and improvements. Depreciation expense for the three months ended June 30, 2024 was $3.3 million, as compared to $4.2 million in the same period of the prior year, a decrease of $0.9 million, or 22%. The decrease was primarily due to certain fixed assets becoming fully depreciated over the past 12 months.

Depreciation expense for the six months ended June 30, 2024 was $6.9 million, as compared to $8.3 million in the same period of the prior year, a decrease of $1.4 million, or 17%. The decrease was primarily due to certain fixed assets becoming fully depreciated over the past 12 months.

Amortization Expense

We recognized amortization expense for certain intangible assets we acquired in business combinations that are recognized separately from goodwill. Amortization expense for the three months ended June 30, 2024 was $11.0 million, as compared to $14.8 million in the same period of the prior year, a decrease of $3.8 million, or 25%. The decrease was primarily due to certain intangible assets becoming fully amortized over the past 12 months.

Amortization expense for the six months ended June 30, 2024 was $22.1 million, as compared to $29.6 million in the same period of the prior year, a decrease of $7.5 million, or 25%. The decrease was primarily due to certain intangible assets becoming fully amortized over the past 12 months.

As a result of intangible assets we acquired in previous mergers and acquisitions, we anticipate that amortization expenses will continue to be a significant expense over the next several years. See Note 7—Intangible Assets, Net of the Notes to Condensed Consolidated Financial Statements (Unaudited) for additional detail.

Impairment of Long-Lived Assets

As a result of optimizing our global real estate footprint and subleasing certain offices following the Spin-Off (as defined in Note 1—Description Of Business And Summary Of Significant Accounting Policies), we recorded non-cash impairment charges of $1.1 million to reduce the carrying amount of certain operating lease ROU assets and property and equipment, including related leasehold improvements, during the six months ended June 30, 2023. We determined that we may not be able to fully recover the carrying amount of the leased offices due to how the offices were being used, a significant decrease in the expected market price of the ROU assets, and expected delays in subleasing the office facilities based on the condition of the commercial real estate leasing market.

We did not record any asset impairment charge for the six months ended June 30, 2024.

Gain on Divestiture

As previously disclosed, we completed the Divestiture on January 31, 2024 and streamlined our business, further enhancing our focus on entertainment markets. Upon the completion of the Divestiture, we recognized a gain of $22.9 million in the six months ended June 30, 2024. Refer to Note 6—Divestiture of the Notes to Condensed Consolidated Financial Statements (Unaudited) for additional information.

Provision for Income Taxes

For the three and six months ended June 30, 2024, we recorded an income tax expense of $9.3 million and $13.6 million on a pretax loss of $21.4 million and $30.5 million, respectively; which resulted in an effective tax rate of (43.4)% and (44.4)%, respectively. The income tax expense for the three and six months ended June 30, 2024 was primarily related to foreign withholding taxes, foreign income taxes, U.S. federal income taxes, and state income taxes.

For the three and six months ended June 30, 2023, we recorded an income tax expense of $5.1 million and $4.8 million on a pretax loss of $34.3 million and $67.5 million, respectively; which resulted in an effective tax rate of (14.9)% and (7.1)%, respectively. The income tax benefit three and six months ended June 30, 2023 was primarily related to foreign withholding taxes, foreign income taxes, U.S. federal income taxes, and state income taxes.

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

Liquidity and Capital Resources

The following table presents selected financial information related to our liquidity and significant sources and uses of cash and cash equivalents as of and for the periods presented:

	As of
	June 30, 2024	December 31, 2023
	(dollars in thousands)
Cash and cash equivalents	$92,481	$142,085	(1)
Current ratio(2)	2.0	1.9
(1)
Excludes $12.3 million of cash and cash equivalents classified as held for sale at December 31, 2023.
(2)
The current ratio is a liquidity ratio that measures our ability to pay short-term obligations or those due within one year. The ratio is calculated by dividing current assets by current liabilities.

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(51,921)	$(44,629)
Net cash used in investing activities	$(8,443)	$(6,199)
Net cash (used in) provided by financing activities	$(1,601)	$2,723

Our primary liquidity and capital resources are our cash and cash equivalents on hand. Cash and cash equivalents were $92.5 million at June 30, 2024, a decrease of $61.9 million from $154.4 million, including $12.3 million classified as held for sale in connection with the Divestiture, as of December 31, 2023. This decrease resulted primarily from cash used in operations of $51.9 million, $5.9 million in payments of withholding taxes on net share settlement of equity awards and $8.1 million of capital expenditures and capitalized internal-use software costs, offset by $4.3 million in proceeds from the issuance of common stock under our employee stock purchase plan (“ESPP”).

For information about our material cash requirements, see “Liquidity and Capital Resources” in Part II, Item 7 of our Form 10-K. Our cash requirements have not changed materially since December 31, 2023.

Stock Repurchase Program

In April 2024, our Board of Directors (the “Board”) authorized the repurchase of up to $100.0 million of our common stock (the “Program”). Under the Program, we may make repurchases, from time to time, through open market purchases, block trades, privately negotiated transactions, accelerated share repurchase transactions, or other means. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases under the Program. Since the inception of the Program, we have not repurchased any shares of our common stock. The volume, timing, and manner of any repurchases will be determined at our discretion, subject to general market conditions, as well as our management of capital, general business conditions, other investment opportunities, regulatory requirements, and other factors. We currently expect to fund the repurchase program from cash and cash equivalents and/or future cash flows. The repurchase program does not obligate us to repurchase any specific number of shares of common stock, has no time limit, and may be modified, suspended, or discontinued at any time without notice at the discretion of the Board. Any repurchases under the Program may not enhance the value of our common stock.

Cash Flows from Operating Activities

Net cash used in operating activities was $51.9 million for the six months ended June 30, 2024, primarily due to our net loss of $44.0 million being further adjusted by $42.2 million of changes in operating assets and liabilities, including payment of employee annual bonuses for 2023 performance, and $22.9 million of a non-cash gain recognized from the Divestiture, partially offset by non-cash items such as stock-based compensation expense of $30.1 million, amortization of intangible assets of $22.1 million, and depreciation expense of $6.9 million.

Net cash used in operating activities was $44.6 million for the six months ended June 30, 2023, primarily due to our net loss of $72.3 million being further adjusted by $44.6 million of changes in operating assets and liabilities, partially offset by non-cash items such as depreciation expense of $8.3 million, amortization of intangible assets of $29.6 million, stock-based compensation expense of $34.1 million, an asset impairment charge of $1.1 million, and change in deferred income taxes of $0.7 million.

Cash Flows from Investing Activities

Net cash used in investing activities was $8.4 million and $6.2 million for six months ended June 30, 2024 and 2023, respectively, which was primarily related to capital expenditures and capitalized internal-use software.

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

Cash Flows from Financing Activities

Net cash used in financing activities was $1.6 million for the six months ended June 30, 2024, due to $5.9 million in payment of withholding taxes related to net share settlement of equity awards, partially offset by $4.3 million in proceeds from the issuance of common stock under our ESPP.

Net cash provided by financing activities was $2.7 million for the six months ended June 30, 2023, primarily due to $5.9 million in proceeds from the issuance of common stock under our ESPP, partially offset by the payment of $3.2 million in withholding taxes related to net share settlement of equity awards.

Long-Term Debt

In connection with the acquisition of Vewd Software Holdings Limited (“Vewd”) on July 1, 2022, we issued a senior unsecured promissory note (the “Promissory Note”) to the sellers of Vewd in the principal amount of $50.0 million, of which $50.0 million was outstanding at June 30, 2024. Indebtedness outstanding under the Promissory Note bears an interest rate of 6.00% per annum, subject to potential adjustments as described in Note 8—Debt to the Condensed Consolidated Financial Statements included in this Quarterly Report. The Promissory Note matures on July 1, 2025. We may, at any time and on any one or more occasions, prepay all or any portion of the outstanding principal amount, plus accrued and unpaid interest, if any, under the Promissory Note without premium or penalty. In addition, the Promissory Note has mandatory prepayment provisions upon certain change of control or asset sale events.

Short-Term Liquidity/Financings

We believe our current cash and cash equivalents will be sufficient to meet our needs for at least the next 12 months from the issuance date of these financial statements. As the Promissory Note (see “Long-Term Debt”) matures on July 1, 2025, we may access the capital markets for additional funding. As we assess growth strategies, we may need to supplement our cash and cash equivalents with outside sources. As part of our liquidity strategy, we will continue to monitor our current level of earnings and cash flow as well as our ability to access the capital markets in light of those levels.

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

Critical Accounting Estimates

During the six months ended June 30, 2024, there were no significant changes in our critical accounting estimates. For a discussion of our critical accounting estimates, see Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of our business, we are involved in legal proceedings. In the past, we have litigated to enforce the terms of license agreements, determine infringement or validity of intellectual property rights, and defend ourselves or our customers against claims of infringement or breach of contract. We expect to continue to be involved in similar legal proceedings in the future. Although considerable uncertainty exists, our management does not anticipate that the disposition of these matters will have a material effect on our results of operations, consolidated financial position or liquidity. However, the disposition, costs, or liabilities could be material to our results of operations in the period recognized.

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

Pursuant to the Program adopted in April 2024, we may repurchase of up to $100.0 million of our common stock, from time to time, through open market purchases, block trades, in privately negotiated transactions, accelerated share repurchase transactions, or by other means. Since the inception of the Program, we have not repurchased any shares of our common stock. The volume, timing, and manner of any repurchases will be determined at our discretion, subject to general market conditions, as well as our management of capital, general business conditions, other investment opportunities, regulatory requirements, and other factors. The Program does not have an expiration date and does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares, or to do so in any particular manner. Further, repurchases under the Program could affect our share trading prices or increase their volatility, and any repurchases will reduce our cash reserves. We are under no legal obligation to repurchase any shares, and if we do not do so or if we commence repurchases and then suspend or terminate them, the trading prices of our stock may decrease and their volatility increase. We did not at June 30, 2024, and we may not in the future, have cash and cash equivalents sufficient to fund all potential repurchases under the Program. Even if we complete the Program, we may not be successful in our goal of enhancing stockholder value. As we use our cash resources in the Program, we have less cash to fund our operations and pursue other opportunities that may provide value to stockholders.

We face risks associated with financial instruments we hold.

We hold financial instruments that potentially subject us to significant concentrations of credit risk, which instruments consist principally of cash and cash equivalents, accounts receivable, unbilled contracts receivable, a note receivable and deferred consideration from the Divestiture. We maintain cash and cash equivalents with large financial institutions, and at times, the deposits have exceeded and may exceed the federally insured limits. Our evaluation process as to accounts receivable and unbilled contracts receivable may fail to detect or prevent credit risks. In addition, in connection with the Divestiture, we hold a $27.7 million note receivable from Tobii, who also owes us $15.0 million in deferred consideration and may become obligated to make earnout payments to us contingent upon the future success of the divested AutoSense in-cabin safety business. The note is payable in three annual installments commencing on April 1, 2027, and matures on April 1, 2029. Payments of the deferred consideration are due in four annual installments commencing in February 2028, and any contingent consideration would be payable in 2031. Accordingly, although we carry the note receivable and the deferred consideration on our balance sheet, we are not entitled to receive any payment associated with these assets in the near term and we face credit risk until the obligations are fully paid. Our receipt of payments for the note receivable, deferred consideration, and any earned contingent consideration will depend on Tobii’s then-available liquidity and capital resources. If we determine it is appropriate to impair any of the financial instruments we hold, our financial position and results of operations would be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Amended and Restated Bylaws

On August 6, 2024, the Board approved and adopted an amendment and restatement of our bylaws (the “Amended and Restated Bylaws”). Among other things, the amendments contained in the Amended and Restated Bylaws:

•
address the universal proxy rules adopted by the U.S. Securities and Exchange Commission by clarifying that no person may solicit proxies in support of a director nominee other than the Board’s nominees unless such person has, or is part of a group that has, complied with Rule 14a-19 under the Exchange Act;
•
update advance notice disclosure requirements in connection with stockholder nominations of directors and submissions of proposals regarding other business at stockholder meetings (other than proposals to be included in our proxy materials pursuant to Rule 14a-8 under the Exchange Act), to:
•
remove the requirement for the notice from stockholders to disclose information about certain performance-related fees; and
•
require the notice from stockholders to include certain information from the stockholder providing notice, beneficial owners on whose behalf notice is made and other participants in the solicitation, and remove the requirement for the notice to include information from persons that are “affiliates” and “associates” of the proposing stockholder;
•
require that a stockholder directly or indirectly soliciting proxies from other stockholders use a proxy card color other than white;
•
update the provision regarding notice of an adjournment of any meeting of stockholders;
•
update the provisions regarding availability of the list of stockholders entitled to vote at a stockholders meeting to align with recent changes to the Delaware General Corporation Law;
•
update the provision specifying who can call a special meeting of the Board;
•
remove the provision regarding approval of loans to officers; and
•
incorporate certain technical, modernizing, clarifying and conforming changes.

The Amended and Restated Bylaws are filed herewith as Exhibit 3.3. The foregoing description of the changes contained in the Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws, which is incorporated herein by reference.

Severance Agreements and Change in Control Severance Agreements

On August 6, 2024, the Compensation Committee (the “Committee”) of the Board approved, and we have entered into severance agreements (the “Severance Agreements”) and change in control severance agreements (the “Change in Control Severance Agreements,” and together with the Severance Agreements, the “New Agreement”) with certain executive officers, including Robert Andersen and Geir Skaaden. The New Agreements renewed the terms of and replaced the previous respective severance agreements and change in control severance agreements with Messrs. Andersen and Skaaden, which expire on September 29, 2024 (together the “Previous Agreements”). The New Agreements are consistent with the terms of the Previous Agreements and will become effective on September 30, 2024.

Item 6. Exhibits

Exhibit Number	Exhibit Title

3.1

Amended and Restated Certificate of Incorporation of Xperi Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2022).

3.2

Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Xperi Inc., dated May 29, 2024 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 31, 2024).

3.3	Amended and Restated Bylaws of Xperi Inc. (as amended and restated on August 6, 2024).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

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

Dated: August 8, 2024

XPERI INC.

By:	/s/ Robert Andersen
Robert Andersen Chief Financial Officer