Form 10-Q
period 2024-09-30
Xperi Inc.
filed 2024-11-07
CIK 1788999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock as of October 30, 2024 was 44,830,219.

XPERI INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

Note About Forward-Looking Statements

This quarterly report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” “may,” “intends,” “targets” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements that relate to our future revenue, product development, demand, acceptance and market share, growth rate, competitiveness, gross margins, levels of research, development and other related costs, expenditures, the outcome or effects of and expenses related to litigation and administrative proceedings, tax expenses, cash flows, our management’s plans and objectives for our current and future operations, the levels of customer spending or research and development activities, general economic conditions, the impact of any acquisitions or divestitures on our financial condition and results of operations, the expected net proceeds, and use thereof, from our recent asset sale transaction, expectations regarding payment of our promissory note upon maturity, and the sufficiency of financial resources to support future operations and capital expenditures.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

XPERI INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$132,891	$130,390	$371,326	$384,101
Operating expenses:
Cost of revenue, excluding depreciation and amortization of intangible assets	27,484	26,413	86,193	85,061
Research and development	53,627	56,436	149,189	166,993
Selling, general and administrative	56,483	59,620	165,938	173,893
Depreciation expense	2,918	4,248	9,780	12,543
Amortization expense	10,934	14,724	33,015	44,349
Impairment of long-lived assets	—	—	—	1,096
Total operating expenses	151,446	161,441	444,115	483,935
Operating loss	(18,555)	(31,051)	(72,789)	(99,834)
Interest and other income (expense), net	2,379	(580)	4,711	2,186
Interest expense - debt	(756)	(756)	(2,252)	(2,246)
Gain on divestiture	—	—	22,934	—
Loss before taxes	(16,932)	(32,387)	(47,396)	(99,894)
Provision for income taxes	2,899	9,685	16,437	14,481
Net loss	(19,831)	(42,072)	(63,833)	(114,375)
Less: net loss attributable to noncontrolling interest	(3,026)	(646)	(3,609)	(2,554)
Net loss attributable to the Company	$(16,805)	$(41,426)	$(60,224)	$(111,821)
Net loss per share attributable to the Company - basic and diluted	$(0.37)	$(0.96)	$(1.33)	$(2.61)
Weighted-average number of shares used in net loss per share calculations - basic and diluted	45,683	43,316	45,180	42,774

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(19,831)	$(42,072)	$(63,833)	$(114,375)
Other comprehensive loss:
Change in foreign currency translation adjustment	2	(46)	(323)	46
Unrealized gain (loss) on cash flow hedges	1,038	(2,273)	(149)	(1,420)
Comprehensive loss	(18,791)	(44,391)	(64,305)	(115,749)
Less: comprehensive loss attributable to noncontrolling interest	(3,026)	(646)	(3,609)	(2,554)
Comprehensive loss attributable to the Company	$(15,765)	$(43,745)	$(60,696)	$(113,195)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$72,686	$142,085
Accounts receivable, net	62,368	55,984
Unbilled contracts receivable, net	84,797	64,114
Prepaid expenses and other current assets	37,686	38,874
Assets held for sale	1,306	15,860
Total current assets	258,843	316,917
Note receivable, noncurrent	29,131	—
Deferred consideration from divestiture	6,530	—
Unbilled contracts receivable, noncurrent	40,877	18,231
Property and equipment, net	43,505	41,569
Operating lease right-of-use assets	31,070	39,900
Intangible assets, net	174,037	206,895
Deferred tax assets	5,060	5,093
Other noncurrent assets	26,944	32,781
Assets held for sale, noncurrent	171	12,249
Total assets	$616,168	$673,635
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$19,308	$20,849
Accrued liabilities	105,560	109,961
Deferred revenue	26,378	28,111
Short-term debt	50,000	—
Liabilities held for sale	67	6,191
Total current liabilities	201,313	165,112
Long-term debt	—	50,000
Deferred revenue, noncurrent	20,371	19,425
Operating lease liabilities, noncurrent	20,496	30,598
Deferred tax liabilities	7,016	6,983
Other noncurrent liabilities	11,143	4,577
Liabilities held for sale, noncurrent	6	9,805
Total liabilities	260,345	286,500
Commitments and contingencies (Note 13)
Equity:
Preferred stock: $0.001 par value; 6,000 shares authorized as of September 30, 2024 and December 31, 2023; no shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock: $0.001 par value; 140,000 shares authorized as of September 30, 2024 and December 31, 2023; 44,776 and 44,211 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	45	44
Additional paid-in capital	1,256,372	1,212,501
Accumulated other comprehensive loss	(3,337)	(2,865)
Accumulated deficit	(875,670)	(805,448)
Total Company stockholders’ equity	377,410	404,232
Noncontrolling interest	(21,587)	(17,097)
Total equity	355,823	387,135
Total liabilities and equity	$616,168	$673,635

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(63,833)	$(114,375)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from divestiture	(22,934)	—
Depreciation of property and equipment	9,780	12,543
Amortization of intangible assets	33,015	44,349
Stock-based compensation expense	45,309	51,681
Impairment of long-lived assets	—	1,096
Deferred income taxes	66	(1,022)
Other	(2,410)	(162)
Changes in operating assets and liabilities:
Accounts receivable	(8,554)	188
Unbilled contracts receivable	(43,518)	(13,556)
Prepaid expenses and other assets	4,684	1,264
Accounts payable	(328)	87
Accrued and other liabilities	(7,047)	(3,229)
Deferred revenue	(799)	537
Net cash used in operating activities	(56,569)	(20,599)
Cash flows from investing activities:
Purchases of property and equipment	(3,304)	(4,718)
Capitalized internal-use software	(9,175)	(4,714)
Purchases of intangible assets	(157)	(149)
Net cash used in divestiture	(227)	—
Net cash used in investing activities	(12,863)	(9,581)
Cash flows from financing activities:
Repurchases of common stock	(9,999)	—
Proceeds from issuance of common stock under employee stock purchase plan	4,328	5,850
Withholding taxes related to net share settlement of equity awards	(6,645)	(4,313)
Net cash (used in) provided by financing activities	(12,316)	1,537
Effect of exchange rate changes on cash and cash equivalents	—	46
Net decrease in cash and cash equivalents	(81,748)	(28,597)
Cash and cash equivalents at beginning of period (1)	154,434	160,127
Cash and cash equivalents at end of period	$72,686	$131,530
Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$12,254	$15,504
Interest paid	$2,252	$2,244
Supplemental disclosure of noncash investing and financing activities:

Note receivable in exchange for consideration from divestiture	$27,676	$—
Deferred consideration from divestiture	$5,854	$—
Costs capitalized for internal-use software included in accrued liabilities	$515	$—
(1)
Included $12.3 million of cash and cash equivalents classified as held for sale at December 31, 2023.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

(unaudited)

Three Months Ended September 30, 2024	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Interest	Equity
Balances at July 1, 2024	45,746	$46	$1,241,931	$(4,377)	$(848,867)	$(18,653)	$370,080
Change in ownership interest of the Company	—	—	(92)	—	—	92	—
Vesting of restricted stock units, net of tax withholding	151	—	(716)	—	—	—	(716)
Repurchases and retirement of common stock	(1,121)	(1)	—	—	(9,998)	—	(9,999)
Stock-based compensation	—	—	15,249	—	—	—	15,249
Foreign currency translation adjustment	—	—	—	2	—	—	2
Unrealized gain on cash flow hedges	—	—	—	1,038	—	—	1,038
Net loss	—	—	—	—	(16,805)	(3,026)	(19,831)
Balances at September 30, 2024	44,776	$45	$1,256,372	$(3,337)	$(875,670)	$(21,587)	$355,823

Nine Months Ended September 30, 2024	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Interest	Equity
Balances at January 1, 2024	44,211	$44	$1,212,501	$(2,865)	$(805,448)	$(17,097)	$387,135
Change in ownership interest of the Company	—	—	881	—	—	(881)	—
Vesting of restricted stock units, net of tax withholding	1,108	1	(6,646)	—	—	—	(6,645)
Issuance of common stock under employee stock purchase plan	578	1	4,327	—	—	—	4,328
Repurchases and retirement of common stock	(1,121)	(1)	—	—	(9,998)	—	(9,999)
Stock-based compensation	—	—	45,309	—	—	—	45,309
Foreign currency translation adjustment	—	—	—	(323)	—	—	(323)
Unrealized loss on cash flow hedges	—	—	—	(149)	—	—	(149)
Net loss	—	—	—	—	(60,224)	(3,609)	(63,833)
Balances at September 30, 2024	44,776	$45	$1,256,372	$(3,337)	$(875,670)	$(21,587)	$355,823

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

(unaudited)

Three Months Ended September 30, 2023	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Interest	Equity
Balances at June 1, 2023	43,213	$43	$1,173,100	$(3,174)	$(739,230)	$(16,329)	$414,410
Change in ownership interest of the Company	—	—	(247)	—	—	247	—
Vesting of restricted stock units, net of tax withholding	174	—	(1,186)	—	—	—	(1,186)
Stock-based compensation	—	—	17,622	—	—	—	17,622
Foreign currency translation adjustment	—	—	—	(46)	—	—	(46)
Unrealized loss on cash flow hedges	—	—	—	(2,273)	—	—	(2,273)
Net loss	—	—	—	—	(41,426)	(646)	(42,072)
Balances at September 30, 2023	43,387	$43	$1,189,289	$(5,493)	$(780,656)	$(16,728)	$386,455

Nine Months Ended September 30, 2023	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Interest	Equity
Balances at January 1, 2023	42,066	$42	$1,136,330	$(4,119)	$(668,835)	$(14,432)	$448,986
Change in ownership interest of the Company	—	—	(258)	—	—	258	—
Vesting of restricted stock units, net of tax withholding	677	—	(4,313)	—	—	—	(4,313)
Issuance of common stock under employee stock purchase plan	644	1	5,849	—	—	—	5,850
Stock-based compensation	—	—	51,681	—	—	—	51,681
Foreign currency translation adjustment	—	—	—	46	—	—	46
Unrealized loss on cash flow hedges	—	—	—	(1,420)	—	—	(1,420)
Net loss	—	—	—	—	(111,821)	(2,554)	(114,375)
Balances at September 30, 2023	43,387	$43	$1,189,289	$(5,493)	$(780,656)	$(16,728)	$386,455

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

Xperi Spin-Off

In June 2020, Xperi Holding Corporation (“Xperi Holding,” “Adeia,” or the “Former Parent”) announced plans to separate into two independent publicly-traded companies (the “Separation”), one comprising its intellectual property licensing business and one comprising its product business (“Xperi Product”). On October 1, 2022, the Former Parent completed the Separation (the “Spin-Off”) through a pro-rata distribution (the “Distribution”) of all the outstanding common stock of its product-related business (formerly known as Xperi Product, and hereinafter “Xperi Inc.,” “Xperi” or the Company to the stockholders of record of the Former Parent as of the close of business on September 21, 2022, the record date (the “Record Date”) for the Distribution. Each Former Parent stockholder of record received four shares of Xperi common stock, $0.001 par value, for every ten shares of the Former Parent’s common stock, $0.001 par value, held by such stockholder as of the close of business on the Record Date. As a result of the Distribution, Xperi became an independent, publicly-traded company and its common stock is listed under the symbol “XPER” on the New York Stock Exchange. In connection with the Separation and the Distribution, the Former Parent was renamed and continues as Adeia Inc. and also changed its stock symbol to “ADEA” on the Nasdaq Global Select Market.

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

In the fourth quarter of 2018, the Company funded a new subsidiary, Perceive Corporation (“Perceive”, now known as Xperi Pylon Corporation), which was created to focus on edge inference hardware and software technologies. As of September 30, 2024, the Company owned approximately 76.4% of the outstanding equity interests of Perceive. Refer to Notes 6—Divestitures and 14—Subsequent Events for details concerning an asset sale transaction related to Perceive.

Unaudited Interim Financial Statements

The accompanying unaudited interim condensed consolidated financial statements are presented in accordance with the applicable rules and regulations of the SEC for interim financial information. The amounts as of December 31, 2023 have been derived from the Company’s annual audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 1, 2024 (the “Form 10-K”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, which consist of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Form 10-K.

The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024 or any future period and the Company makes no representations related thereto.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The accounting estimates and assumptions that require management’s most significant, challenging, and subjective judgment include the estimation of licensees’ quarterly royalties prior to receiving the royalty reports, the determination of stand-alone selling price and the transaction price in an arrangement with multiple performance obligations, the fair value of note receivable and deferred consideration in connection with the AutoSense Divestiture (as described in Note 6—Divestitures), capitalization of internal-use software, loss contingencies related to indemnification liability, the assessment of useful lives and recoverability of other intangible assets and long-lived assets, recognition and measurement of current and deferred income tax assets and liabilities, the assessment of unrecognized tax benefits, and valuation of performance-based awards with a market condition. Actual results experienced by the Company may differ from management’s estimates.

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

One customer accounted for 10% or more of total revenue for the three and nine months ended September 30, 2024, whereas no customer accounted for 10% or more of total revenue in the other comparative periods presented. As of September 30, 2024 and December 31, 2023, no customer accounted for 10% or more of the Company’s net balance of accounts receivable.

As described in Note 6—Divestitures, in the first quarter of 2024, the Company received a note receivable and deferred consideration from Tobii AB (“Tobii”) as part of the consideration for divesting its AutoSense in-cabin safety business and related imaging solutions (the “AutoSense Divestiture”). Both of these instruments are potentially exposed to credit risk arising from default on repayment from Tobii. The credit risk associated with the note receivable is mitigated by establishing a floating lien and security interest in certain of Tobii’s assets, rights, and properties, whereas the deferred consideration is not secured by any collateral. The Company uses certain techniques, such as internally generated cash flow projections on the principal and interest of each instrument, to determine the likelihood that the note receivable or deferred consideration will be repaid. Further, the Company assesses each instrument for credit losses and provides a reserve when full payment on the instruments may not occur as expected. Based on the results of the internally generated cash flow projections, the Company expects Tobii to make full payment on both instruments in accordance with the underlying agreement. Accordingly, no allowance for credit losses was recorded as of September 30, 2024.

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

The Company actively monitors and enforces its technology licenses, including seeking appropriate compensation from customers that have under-reported royalties owed under a license agreement and from third parties that utilize the Company’s technologies without a license. As a result of these activities, the Company may, from time to time, recognize revenue from periodic compliance audits of licensees for underreporting royalties incurred in prior periods, or from settlements of license disputes. These settlements and recoveries may cause revenue to be higher than expected during a particular reporting period and such settlements and recoveries may not occur in subsequent periods. The Company recognizes revenue from settlements and recoveries when a binding agreement has been executed or a revised royalty report has been received and the Company concludes collection is probable.

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

The following table summarizes revenue by timing of recognition (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Recognized over time	$91,025	$104,827	$274,880	$303,911
Recognized at a point in time	41,866	25,563	96,446	80,190
Total revenue	$132,891	$130,390	$371,326	$384,101

The following table summarizes revenue by product category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Pay-TV	$81,676	$60,319	$199,234	$178,644
Consumer Electronics	16,906	32,298	60,198	100,749
Connected Car	25,534	23,393	81,305	67,415
Media Platform	8,775	14,380	30,589	37,293
Total revenue	$132,891	$130,390	$371,326	$384,101

The following table summarizes revenue by geographic location (in thousands):

	Three Months Ended September 30,
	2024		2023
U.S.	$54,667	41%	$69,382	53%
Japan	37,705	28	22,622	17
Latin America	12,047	9	8,646	7
Europe and Middle East	9,619	7	8,827	7
South Korea	7,233	6	6,871	5
China	4,571	4	6,813	5
Other	7,049	5	7,229	6
Total revenue	$132,891	100%	$130,390	100%

	Nine Months Ended September 30,
	2024		2023
U.S.	$170,298	46%	$203,674	53%
Japan	63,615	17	58,683	15
Europe and Middle East	32,561	9	27,409	7
Latin America	31,964	9	22,013	6
South Korea	30,832	8	21,281	5
China	20,903	5	28,850	8
Other	21,153	6	22,191	6
Total revenue	$371,326	100%	$384,101	100%

A significant portion of the Company’s revenue is derived from licensees headquartered outside of the U.S., principally in Asia, Europe, the Middle East, and Latin America, and it is expected that this revenue will continue to account for a significant portion of total revenue in future periods.

Contract Balances

Contract Assets

A contract asset represents a right to consideration that is conditional upon factors other than the passage of time. Contract assets primarily consist of unbilled contracts receivable that are expected to be received from customers in future periods, where revenue is recognized upon the completion of performance obligations, but in advance of billings. The amount of unbilled contracts receivable may not exceed their net realizable value and is classified as noncurrent if the amounts are expected to be invoiced more than one year from the reporting date.

Contract Liabilities

Contract liabilities are mainly comprised of deferred revenue, which arises when cash payments are received in advance of performance obligations being satisfied. Deferred revenue generally consists of prepaid licenses or other fees for which the Company is paid in advance while the promised good or service is transferred to the customer at a future date or over time.

The following table presents additional revenue disclosures (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$4,491	$4,003	$18,093	$16,269
Performance obligations satisfied in previous periods (true ups, recoveries, and settlements) (1)	$701	$1,499	$4,063	$214

(1) True ups represent the differences between the Company’s quarterly estimates of per-unit royalty revenue and actual production/sales-based royalties reported by licensees that are generally received in the following period, and may include other changes in estimates. Recoveries represent corrections or revisions to previously reported per-unit royalties by licensees, generally resulting from the Company’s inquiries or compliance audits. Settlements represent resolutions of disputes or litigation during the period for past royalties owed.

Remaining Performance Obligations

Remaining performance obligations represent contracted revenue that has not yet been recognized. As of September 30, 2024, the Company’s remaining performance obligations and the period over which they are expected to be recognized were as follows (in thousands):

Year Ending December 31:	Amounts
2024 (remaining 3 months)	$17,807
2025	44,946
2026	20,834
2027	9,438
2028	4,094
Thereafter	1,978
Total	$99,097

Allowance for Credit Losses

The following table presents the activity in the allowance for credit losses for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024		2023
	Accounts Receivable	Unbilled Contracts Receivable	Accounts Receivable	Unbilled Contracts Receivable
Beginning balance	$1,154	$348	$2,212	$325
Provision for credit losses	5	167	166	66
Recoveries/charge-off	(88)	—	(121)	(176)
Ending balance	$1,071	$515	$2,257	$215

	Nine Months Ended September 30,
	2024		2023
	Accounts Receivable	Unbilled Contracts Receivable	Accounts Receivable	Unbilled Contracts Receivable
Beginning balance	$1,906	$190	$1,950	$369
Provision for credit losses	(53)	328	488	22
Recoveries/charge-off	(782)	(3)	(181)	(176)
Ending balance	$1,071	$515	$2,257	$215

NOTE 3 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Prepaid expenses	$24,390	$19,913
Prepaid income taxes	5,973	4,813
Finished goods inventory	4,161	7,279
Other	3,162	6,869
Total	$37,686	$38,874

Property and equipment, net consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Computer equipment and software	$54,971	$52,740
Capitalized internal-use software	20,945	11,224
Office equipment and furniture	11,191	11,074
Building	17,876	17,876
Land	5,300	5,300
Leasehold improvements	13,347	11,758
Construction in progress	634	3,319
Total property and equipment	124,264	113,291
Less: accumulated depreciation and amortization(1)	(80,759)	(71,722)
Property and equipment, net	$43,505	$41,569
(1)
Includes $3.1 million and $1.6 million as of September 30, 2024 and December 31, 2023, respectively, of accumulated amortization associated with capitalized internal-use software.

The following table summarizes the capitalization and amortization of internal-use software for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Costs capitalized associated with internal-use software	$3,139	$1,076	$9,721	$4,714
Amortization of capitalized internal-use software	563	469	1,579	1,029

Accrued liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Employee compensation and benefits	$41,660	$44,095
Accrued expenses	16,518	24,307
Current portion of operating lease liabilities	14,524	14,760
Accrued other taxes	9,700	6,464
Third-party royalties	5,420	8,478
Accrued income taxes	8,059	1,991
Other	9,679	9,866
Total	$105,560	$109,961

NOTE 4 – FINANCIAL INSTRUMENTS

Non-marketable Equity Securities

As of September 30, 2024 and December 31, 2023, other noncurrent assets included equity securities accounted for under the equity method with a carrying amount of $4.6 million and $4.9 million, respectively. No impairments to the carrying amount of the Company’s non-marketable equity securities were recognized in the three and nine months ended September 30, 2024 and 2023.

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

The notional and fair values of all derivative financial instruments were as follows (in thousands):

	Location in Balance Sheet	September 30, 2024	December 31, 2023
Derivative instruments designated as cash flow hedges:
Fair value—foreign exchange contract assets, net amount	Prepaid expenses and other current assets	$886	$1,184

Notional value held to buy U.S. dollars in exchange for other currencies		$1,626	$738
Notional value held to sell U.S. dollars in exchange for other currencies		$55,478	$45,468

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

The gross amounts of the Company’s foreign currency forward contracts and the net amounts recorded in the Company’s Condensed Consolidated Balance Sheets were as follows (in thousands):

	September 30, 2024	December 31, 2023
Gross amount of recognized assets	$1,004	$1,300
Gross amount of recognized liabilities	(118)	(116)
Net derivative assets	$886	$1,184

The changes in AOCL related to the cash flow hedges consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning balance	$(152)	$759	$1,034	$(94)
Other comprehensive gain (loss) before reclassification	1,199	(1,919)	497	(738)
Amounts reclassified from accumulated other comprehensive loss into net loss	(161)	(354)	(645)	(682)
Net current period other comprehensive gain (loss)	1,038	(2,273)	(148)	(1,420)
Ending balance	$886	$(1,514)	$886	$(1,514)

The following table summarizes the total gains recognized upon settlement of the hedged transactions in the Condensed Consolidated Statement of Operations for three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$10	$307	$494	$721
Selling, general and administrative	226	80	309	143
Total	$236	$387	$803	$864

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

Financial Instruments Not Recorded at Fair Value

The following table presents the fair value hierarchy for the Company’s assets and liabilities recorded at their carrying amount, but for which the fair value is disclosed (in thousands):

	September 30, 2024		December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Note receivable, noncurrent	$29,131	$29,131	$—	$—
Deferred consideration from divestiture	6,530	7,236	—	—
Total assets	$35,661	$36,367	$—	$—

Liabilities:
Senior unsecured promissory note	$50,000	$50,000	$50,000	$49,659

The fair value of the note receivable, including accrued interest, and the deferred consideration resulting from the AutoSense Divestiture (as described in Note 6—Divestitures) were estimated based on an income and market approach with valuation inputs such as the U.S. Treasury constant maturity yields, comparable bond yields, and credit spreads over the term of the same or similarly issued instruments. They are classified within Level 2 of the fair value hierarchy.

The fair value of the Company’s debt (as described in Note 8—Debt) was estimated based on an income and market approach with valuation inputs such as the U.S. Treasury constant maturity yields, comparable bond yields, and credit spreads over the term of the same or similarly issued instruments. The Company classifies its debt within Level 2 of the fair value hierarchy.

NOTE 6 – DIVESTITURES

Perceive Corporation

On August 14, 2024, the Company and its subsidiary, Perceive (now known as Xperi Pylon Corporation) (“Seller”), of which the Company owned approximately 76.4% of the equity interests, entered into an Asset Purchase Agreement (the “Agreement”) with Amazon.com Services LLC (“Buyer”) pursuant to which Buyer has agreed to purchase and assume from Seller substantially all the assets and certain liabilities of Seller for $80.0 million in cash, including a holdback of $12.0 million to be held for 18 months after the closing of the transaction to secure the Company’s and Seller’s indemnification obligations (the “Perceive Transaction”). The Perceive Transaction was subsequently completed on October 2, 2024 (the “Closing Date”).

The Perceive Transaction did not represent a strategic shift that would have a major effect on the Company’s consolidated results of operations, and therefore, its results of operations were not reported as discontinued operations.

The following table summarizes the carrying amounts of the assets and liabilities classified as held for sale in connection with the Perceive Transaction on the Company’s condensed consolidated balance sheet as of September 30, 2024 (in thousands):

	September 30, 2024
	Current	Noncurrent	Total
Assets:
Prepaid expenses and other current assets	$1,306	$—	$1,306
Property and equipment, net	—	95	95
Operating lease right-of-use assets	—	72	72
Other noncurrent assets	—	4	4
Total assets held for sale	$1,306	$171	$1,477

Liabilities:
Accrued liabilities	$67	$—	$67
Other noncurrent liabilities	—	6	6
Total liabilities held for sale	$67	$6	$73

Net assets held for sale	$1,239	$165	$1,404

AutoSense In-cabin Safety Business and Related Imaging Solutions

In December 2023, the Company entered into a definitive agreement with Tobii in connection with the AutoSense Divestiture. The AutoSense Divestiture represented a 100% equity sale transaction of two of the Company’s wholly-owned subsidiaries and was expected to streamline the Company’s business to further focus its business on entertainment-related products and services. All of the assets and liabilities associated with the AutoSense Divestiture were classified as held for sale as of December 31, 2023.

On January 31, 2024, the AutoSense Divestiture was completed for total consideration of $44.3 million, comprised of $10.8 million of cash, a note receivable from Tobii (the “Tobii Note”) of $27.7 million, and deferred consideration (as described under Deferred Consideration below) totaling $15.0 million, which was estimated to have a fair value of $5.8 million based on a present value factor as of January 31, 2024. The $10.8 million of cash included in the total consideration represents the cash balance that was transferred to Tobii upon completion of the AutoSense Divestiture to support operations during the transition and was subsequently returned to the Company, and as such, this amount is included in the assets sold as of January 31, 2024 and in the total consideration received. As previously disclosed in the Form 10-K, Tobii was required to pay the Company the acquired closing cash balance, less certain adjustments, promptly following the completion of the AutoSense Divestiture. In addition, there may be potential earnout payments (as described under Contingent Consideration below) payable in 2031, contingent upon the future success of the divested AutoSense in-cabin safety business.

In connection with the AutoSense Divestiture, the Company also recorded a liability of $7.1 million for potential indemnification of certain pre-closing date matters.

As of January 31, 2024, the Company derecognized the carrying amounts of the following assets and liabilities (in thousands):

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

Upon the completion of the AutoSense Divestiture, the Company recognized a gain of $22.9 million in the first quarter of 2024.

The AutoSense Divestiture did not represent a strategic shift that would have a major effect on the Company’s consolidated results of operations, and therefore, its results of operations were not reported as discontinued operations.

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

The Company elected to present accrued interest within the carrying amount of note receivable, noncurrent, in the Condensed Consolidated Balance Sheets. As of September 30, 2024, the carrying amount of the Tobii Note is as follows (in thousands):

September 30, 2024
Outstanding principal amount	$27,676
Add: interest accrued to date	1,455
Carrying amount—note receivable, noncurrent	$29,131

For the three and nine months ended September 30, 2024, the Company recognized interest income of $0.6 million and $1.5 million, respectively.

Deferred Consideration

The deferred consideration consists of guaranteed future cash payments, which are scheduled to be made by Tobii in four annual payments as follows (in thousands):

Date of Payment:	Amount
February 15, 2028	$3,000
February 15, 2029	2,250
February 15, 2030	4,500
February 15, 2031	5,250
Total future payments	$15,000

At the closing date of the Tobbi Note, there was $9.2 million of discount on the deferred consideration to be accreted as interest income up to the date of the final payment. For the three and nine months ended September 30, 2024, the Company accreted $0.3 million and $0.7 million of the discount as interest income, respectively.

As of September 30, 2024, the net carrying amount of the deferred consideration is as follows (in thousands):

September 30, 2024
Total deferred consideration	$15,000
Less: unamortized discount on deferred consideration	(8,470)
Net carrying amount	$6,530

Contingent Consideration

The earnout represents potential incremental cash consideration, and the payment is contingent upon the achievement of certain targeted shipments, between January 1, 2024 and December 31, 2030, of qualified automotive products featuring the AutoSense in-cabin safety technology and the related imaging solutions.

At the closing date of the AutoSense Divestiture, the Company elected to apply the gain contingency guidance under ASC 450—Contingencies, as it could not reasonably estimate shipment amounts. As a result, the Company deferred the recognition of the contingent consideration until it becomes realized or realizable.

NOTE 7 – INTANGIBLE ASSETS, NET

Identified intangible assets consisted of the following (in thousands):

	September 30, 2024
	Average Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Acquired patents	3-10	$17,281	$(5,135)	$12,146
Existing technology / content database	5-10	219,874	(190,966)	28,908
Customer contracts and related relationships	3-9	493,685	(383,198)	110,487
Trademarks/trade name	4-10	39,313	(38,217)	1,096
Non-compete agreements	1-2	3,101	(3,101)	—
Total finite-lived intangible assets		773,254	(620,617)	152,637
Indefinite-lived intangible assets:
TiVo tradename/trademarks	N/A	21,400	—	21,400
Total intangible assets		$794,654	$(620,617)	$174,037

	December 31, 2023
	Average Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Acquired patents	3-10	$17,281	$(3,478)	$13,803
Existing technology / content database	5-10	219,717	(181,713)	38,004
Customer contracts and related relationships	3-9	493,685	(365,074)	128,611
Trademarks/trade name	4-10	39,313	(34,453)	4,860
Non-compete agreements	1-2	3,101	(2,884)	217
Total finite-lived intangible assets		773,097	(587,602)	185,495
Indefinite-lived intangible assets:
TiVo tradename/trademarks	N/A	21,400	—	21,400
Total intangible assets (1)		$794,497	$(587,602)	$206,895
(1)
Total intangible assets excluded certain finite-lived intangible assets with a gross amount of $35.2 million, which were fully amortized and classified as held for sale as of December 31, 2023 in connection with the AutoSense Divestiture (as described in Note 6—Divestitures).

As of September 30, 2024, the estimated future amortization expense of total finite-lived intangible assets was as follows (in thousands):

Year Ending December 31:	Amounts
2024 (remaining 3 months)	$10,360
2025	34,834
2026	31,503
2027	30,661
2028	30,323
Thereafter	14,956
Total future amortization	$152,637

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

The principal amount of $50.0 million on the Promissory Note was classified as current in the Condensed Consolidated Balance Sheets as of September 30, 2024. Interest expense on the Promissory Note was $0.8 million and $0.7 million for the three months ended September 30, 2024 and 2023, respectively; and $2.3 million and $2.2 million for the nine months ended September 30, 2024 and 2023, respectively.

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

The following table sets forth the computation of basic and diluted net loss per share attributable the Company (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to the Company - basic and diluted	$(16,805)	$(41,426)	$(60,224)	$(111,821)
Denominator:
Weighted-average number of shares used to compute net loss per share attributable to the Company - basic and diluted	45,683	43,316	45,180	42,774
Net loss per share attributable to the Company - basic and diluted	$(0.37)	$(0.96)	$(1.33)	$(2.61)

The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three and Nine Months Ended September 30,
	2024	2023
Options	55	119
Restricted stock units	7,555	7,260
ESPP	282	430
Total	7,892	7,809

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

As of September 30, 2024, there were approximately 4.8 million shares reserved for future grants under the 2022 EIP.

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

As of September 30, 2024, there were 3.1 million shares reserved for future issuance under the 2022 ESPP.

The following table summarizes the valuation assumptions used in estimating the fair value of the 2022 ESPP for the offering periods in effect using the Black-Scholes option pricing model:

	Nine Months Ended September 30,
	2024	2023
Expected life (years)	0.5 — 1.0	0.5 — 2.0
Risk-free interest rate	5.14% — 5.39%	4.33% — 5.44%
Dividend yield	0.00%	0.00%
Expected volatility	44.38% — 45.01%	44.11% — 51.19%

Stock Options

Stock option activity for the nine months ended September 30, 2024 is as follows (in thousands, except per share amounts):

	Number of Shares Subject to Options	Weighted Average Exercise Price Per Share
Balance at December 31, 2023	106	$26.87
Options exercised	—	$—
Options canceled / forfeited / expired	(51)	$21.88
Balance at September 30, 2024	55	$31.57

There were no stock options granted during the nine months ended September 30, 2024.

Restricted Stock Units

Information with respect to outstanding RSUs (including both time-based vesting and performance-based vesting) for the nine months ended September 30, 2024 is as follows (in thousands, except per share amounts):

	Number of Shares Subject to Time- based Vesting	Number of Shares Subject to Performance- based Vesting	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2023	5,396	1,671	7,067	$15.51
Granted	2,544	670	3,214	$11.19
Vested / released	(1,705)	(14)	(1,719)	$14.77
Canceled / forfeited	(815)	(192)	(1,007)	$16.81
Balance at September 30, 2024	5,420	2,135	7,555	$13.67

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

The following assumptions were used to value the market-based PSUs granted during the period:

	Nine Months Ended September 30,
	2024	2023
Expected life (years)	3.0	1.5 — 2.8
Risk-free interest rate	4.21%	4.54% — 4.96%
Dividend yield	0.00%	0.00%
Expected volatility	43.93%	46.14% — 49.02%

Stock Repurchase Programs

In April 2024, the Company’s Board of Directors (the “Board”) authorized the repurchase of up to $100.0 million of its common stock (the “Program”). Under the Program, the Company may make repurchases, from time to time, through open market purchases, block trades, privately negotiated transactions, accelerated share repurchase transactions, or other means. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases under the Program. During the three months ended September 30, 2024, the Company repurchased a total of 1,121,200 shares of common stock, at an average price of $8.92 per share for a total cost of $10.0 million. The shares repurchased were permanently retired. No expiration date has been specified for this Program. As of September 30, 2024, the total remaining amount available for repurchase was $90.0 million. The Company plans to continue to execute authorized repurchases from time to time under the Program.

Stock-Based Compensation

Total stock-based compensation expense for the three and nine months ended September 30, 2024 and 2023 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue, excluding depreciation and amortization of intangible assets	$822	$806	$2,424	$2,525
Research and development	5,225	6,584	15,389	18,540
Selling, general and administrative	9,202	10,232	27,496	30,616
Total stock-based compensation expense	$15,249	$17,622	$45,309	$51,681

Stock-based compensation expense categorized by award type for the three and nine months ended September 30, 2024 and 2023 is summarized in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
RSUs	$10,465	$11,562	$30,810	$33,926
PSUs	3,625	4,732	10,654	14,054
ESPP	1,159	1,328	3,845	3,701
Total stock-based compensation expense	$15,249	$17,622	$45,309	$51,681

As of September 30, 2024, unrecognized stock-based compensation expense related to unvested equity-based awards is as follows (amounts in thousands):

	September 30, 2024
	Unrecognized Stock-Based Compensation	Weighted-Average Period to Recognize Expense (in years)
RSUs	$53,346	1.9
PSUs	14,748	1.7
ESPP	2,434	0.5
Total unrecognized stock-based compensation expense	$70,528

NOTE 11 – INCOME TAXES

For the three and nine months ended September 30, 2024, the Company recorded an income tax expense of $2.9 million and $16.4 million on a pretax loss of $16.9 million and $47.4 million, respectively, which resulted in an effective tax rate of (17.1)% and (34.7)%, respectively. The income tax expense for the three and nine months ended September 30, 2024 was primarily related to foreign withholding taxes, foreign income taxes, U.S. federal income taxes, and state income taxes.

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

As of September 30, 2024, gross unrecognized tax benefits of $15.1 million decreased by $8.5 million compared to December 31, 2023. Of the total decrease, $6.9 million related to the AutoSense Divestiture completed in January 2024, and $1.2 million related to the settlement of an Ireland tax claim. Of the $15.1 million gross unrecognized tax benefits, $1.1 million would affect the effective tax rate, if recognized. The Company is unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease.

It is the Company’s policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. Recognition of interest and penalties related to unrecognized tax benefits was immaterial for the three and nine months ended September 30, 2024 and 2023. As of September 30, 2024 and December 31, 2023, accrued interest and penalties were $0.1 million and $0.4 million, respectively.

As of September 30, 2024, the Company’s 2019 through 2024 tax years are generally open and subject to potential examination in one or more jurisdictions. In addition, in the United States, any net operating losses or credits that were generated in prior years but not yet fully utilized in a year that is closed under the statute of limitations may also be subject to examination.

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

Due to the change in how the office facilities were being used, a significant decrease in the expected market price of the operating lease right-of-use (“ROU”) assets, and expected delays in subleasing the office facilities based on the condition of the commercial real estate market, the Company recorded impairment charges of $1.1 million in the nine months ended September 30, 2023 to reduce the carrying amount of certain operating ROU assets and property and equipment, including related leasehold improvements. There were no impairment charges recorded in the three and nine months ended September 30, 2024.

The components of operating lease costs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Fixed lease cost (1)	$4,262	$4,996	$12,798	$15,479
Variable lease cost	1,089	1,334	3,038	4,278
Less: sublease income	(2,008)	(2,522)	(6,086)	(7,795)
Total operating lease cost	$3,343	$3,808	$9,750	$11,962

(1) Includes short-term leases expensed on a straight-line basis.

The following table presents supplemental cash flow information arising from lease transactions (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cash payments included in the measurement of operating lease liabilities	$4,298	$4,979	$13,222	$15,187
Operating ROU assets obtained in exchange for lease obligations	$304	$978	$2,328	$4,991

The weighted-average remaining term of the Company’s operating leases and the weighted-average discount rate used to measure the present value of the operating lease liabilities are as follows:

	September 30, 2024	December 31, 2023
Weighted-average remaining lease term (in years)	2.9	3.4
Weighted-average discount rate	5.4%	5.3%

Future minimum lease payments and related lease liabilities as of September 30, 2024 were as follows (in thousands):

Year Ending December 31:	Operating Lease Payments (1)	Sublease Income	Net Operating Lease Payments
2024 (remaining 3 months)	$3,326	$(1,549)	$1,777
2025	16,764	(6,333)	10,431
2026	10,324	(1,563)	8,761
2027	4,370	(368)	4,002
2028	2,119	(379)	1,740
Thereafter	1,197	(291)	906
Total lease payments	38,100	$(10,483)	$27,617
Less: imputed interest	(3,080)
Present value of operating lease liabilities	$35,020

Less: operating lease liabilities, current portion	(14,524)
Noncurrent operating lease liabilities	$20,496

(1) Future minimum lease payments exclude short-term leases as well as payments to landlords for variable common area maintenance, insurance, and real estate taxes.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Purchase and Other Contractual Obligations

In the ordinary course of business, the Company enters into contractual agreements with third parties that include non-cancelable payment obligations, for which it is liable in future periods. These arrangements primarily include unconditional purchase obligations to service providers. As of September 30, 2024, the Company’s total future unconditional purchase obligations were approximately $128.2 million.

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

Contingencies

The Company and its subsidiaries have been involved in litigation matters and claims in the normal course of business. In the past, the Company or its subsidiaries have litigated to enforce their respective patents and other intellectual property rights, to enforce the terms of license agreements, to determine infringement or validity of intellectual property rights, and to defend themselves or their customers against claims of infringement or breach of contract. The Company expects it or its subsidiaries will be involved in similar legal proceedings in the future, including proceedings to ensure proper and full payment of royalties by licensees under the terms of their license agreements. Accruals for loss contingencies are recognized when a loss is probable, and the amount of such loss can be reasonably estimated.

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

NOTE 14 – SUBSEQUENT EVENTS

On October 2, 2024, the Company completed the sale of substantially all of the assets and certain liabilities of its subsidiary, Perceive, to Amazon.com Services LLC for $80.0 million in cash, including an indemnification holdback of $12.0 million to be held for 18 months after the Closing Date, to secure the Company’s and Seller’s indemnification obligations, pursuant to the terms of the Agreement entered into in August 2024 (as described in Note 6—Divestitures). All of the assets and liabilities associated with the Perceive Transaction were classified as held for sale as of September 30, 2024. The Company is currently evaluating the accounting impact resulting from the Perceive Transaction and expects to record a gain in the fourth quarter of 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Business Overview

We are a leading consumer and entertainment technology company. We believe we create extraordinary experiences at home and on the go for millions of consumers around the world, enabling audiences to connect with content in a way that is more intelligent, immersive, and personal. Powering smart devices, connected cars, entertainment experiences and more, we bring together ecosystems designed to reach highly-engaged consumers, allowing us and our ecosystem partners to uncover significant new business opportunities, now and in the future. Our technologies are integrated into consumer devices and a variety of media platforms worldwide, driving increased value for our partners, customers, and consumers. We operate in one reportable business segment and group our business into four categories: Pay-TV, Consumer Electronics, Connected Car and Media Platform. Headquartered in Silicon Valley with operations around the world, we have approximately 1,700 employees and more than 35 years of operating experience.

Divestitures

In December 2023, we entered into a definitive agreement with Tobii AB (“Tobii”), an eye tracking and attention computing company, pursuant to which we agreed to sell our AutoSense in-cabin safety business and related imaging solutions (the “Auto-Sense Divestiture”). The AutoSense Divestiture was completed in January 2024, which has streamlined our business and further enhanced our focus on entertainment markets.

In August 2024, we entered into an Asset Purchase Agreement with Amazon.com Services LLC (the “Buyer”) to sell substantially all of the assets and certain liabilities of Perceive Corporation (now known as Xperi Pylon Corporation) (the “Seller”), a subsidiary focused on edge inference hardware and software technologies, for a gross amount of $80.0 million in cash, including a holdback of $12.0 million to be held for 18 months after the closing of the transaction (the “Perceive Transaction”) to secure our and the Seller’s indemnification obligations. The Perceive Transaction was completed on October 2, 2024. We expect net proceeds from the Perceive Transaction to be approximately $60.0 million after taxes, closing costs, and fees, inclusive of the holdback described above. Refer to Note 14—Subsequent Events for additional information.

Results of Operations

The following table presents our historical operating results for the periods indicated as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	100%	100%	100%	100%
Operating expenses:
Cost of revenue, excluding depreciation and amortization of intangible assets	21	20	23	22
Research and development	40	44	40	44
Selling, general and administrative	43	46	45	45
Depreciation expense	2	3	3	3
Amortization expense	8	11	9	12
Impairment of long-lived assets	—	—	—	—
Total operating expenses	114	124	120	126
Operating loss	(14)	(24)	(20)	(26)
Interest and other income, net	2	—	2	1
Interest expense - debt	(1)	(1)	(1)	(1)
Gain on divestiture	—	—	6	—
Loss before taxes	(13)	(25)	(13)	(26)
Provision for income taxes	2	7	4	4
Net loss	(15)%	(32)%	(17)%	(30)%

Comparison of the Three and Nine Months Ended September 30, 2024 and 2023

Revenue

We derive the majority of our revenue from licensing our technologies and solutions to customers. For our revenue recognition policy including descriptions of revenue-generating activities, refer to Note 2—Revenue of the Notes to the Condensed Consolidated Financial Statements (Unaudited).

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Revenue	$132,891	$130,390	$2,501	2%

Revenue increased by $2.5 million, or 2%, for the three months ended September 30, 2024 compared to the same period in the prior year. The increase was primarily attributable to an increase of $21.4 million in Pay-TV revenue, driven largely by higher core guide product revenue due to the timing and duration of minimum guarantee (“MG”) contracts that were executed and continued growth in IPTV Solutions revenue, partially offset by declines in consumer hardware and subscription revenue, and an increase of $2.1 million in Connected Car revenue driven principally by increases in Audio Solutions and AutoStage revenue, partially offset by the impact of the AutoSense Divestiture. These increases were partially offset by a decrease of $15.4 million in Consumer Electronics revenue resulting from declines in MG contract revenue and market-based softness in certain end products, and a decrease of $5.6 million in Media Platform middleware solutions revenue primarily due to the timing and duration of MG contracts that were renewed in the third quarter of 2023.

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Revenue	$371,326	$384,101	$(12,775)	(3)%

Revenue decreased by $12.8 million, or 3%, for the nine months ended September 30, 2024 compared to the same period in the prior year. The decrease was primarily attributable to a decline of $40.6 million in Consumer Electronics revenue due to the AutoSense Divestiture as well as fewer MG revenue contracts due to the timing and duration of MG contracts up for renewal, and a decrease of $6.8 million in Media Platform revenue driven principally by lower advertising revenue associated with our core Pay-TV products and lower MG revenue from our middleware solutions platform. These decreases were partially offset by an increase of $20.6 million in Pay-TV revenue driven largely by higher MG revenue in core guide products and continued growth in IPTV Solutions revenue, and an increase of $14.0 million in Connected Car revenue as a result of higher Audio Solutions and AutoStage revenue, coupled with settlements executed, all of which was partially offset by the impact of the AutoSense Divestiture, during the first nine months of 2024.

Operating Expenses

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Cost of revenue, excluding depreciation and amortization of intangible assets	$27,484	$26,413	$1,071	4%
Research and development	53,627	56,436	(2,809)	(5)%
Selling, general and administrative	56,483	59,620	(3,137)	(5)%
Depreciation expense	2,918	4,248	(1,330)	(31)%
Amortization expense	10,934	14,724	(3,790)	(26)%
Total operating expenses	$151,446	$161,441	$(9,995)	(6)%

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Cost of revenue, excluding depreciation and amortization of intangible assets	$86,193	$85,061	$1,132	1%
Research and development	149,189	166,993	(17,804)	(11)%
Selling, general and administrative	165,938	173,893	(7,955)	(5)%
Depreciation expense	9,780	12,543	(2,763)	(22)%
Amortization expense	33,015	44,349	(11,334)	(26)%
Impairment of long-lived assets	—	1,096	(1,096)	(100)%
Total operating expenses	$444,115	$483,935	$(39,820)	(8)%

Cost of Revenue, Excluding Depreciation and Amortization of Intangible Assets

Cost of revenue, excluding depreciation and amortization of intangible assets, consists primarily of employee-related costs, royalties paid to third parties, hardware product-related costs, content costs, hosting fees, maintenance costs and an allocation of facilities costs, as well as service center and other expenses related to providing our offerings, and non-recurring engineering (“NRE”) services.

Cost of revenue, excluding depreciation and amortization of intangible assets, for the three months ended September 30, 2024 was $27.5 million, as compared to $26.4 million in the same period of the prior year, an increase of $1.1 million, or 4%. The increase was primarily attributable to increases in Media Platform costs in the third quarter of 2024.

Cost of revenue, excluding depreciation and amortization of intangible assets, for the nine months ended September 30, 2024 was $86.2 million, as compared to $85.1 million in the same period of the prior year, an increase of $1.1 million, or 1%. The increase was primarily attributable to higher delivery costs related to an increase in NRE revenue as well as an increase in Media Platform costs, partially offset by lower costs incurred in connection with advertising revenue in the first nine months of 2024.

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

Research and development expense for the three months ended September 30, 2024 was $53.6 million, as compared to $56.4 million in the same period of the prior year, a decrease of $2.8 million, or 5%. The decrease was primarily driven by lower research and development spend in the AutoSense in-cabin safety business and related imaging solutions following the AutoSense Divestiture, a reduction in expenses related to the Perceive subsidiary, decreases in stock-based compensation and bonus expenses, and an increase in capitalized costs for internal-use software in the third quarter of 2024. These decreases were partially offset by certain one-time compensation and retention expenses associated with the Perceive Transaction as well as severance charges incurred during the third quarter of 2024.

Research and development expense for the nine months ended September 30, 2024 was $149.2 million, as compared to $167.0 million in the same period of the prior year, a decrease of $17.8 million, or 11%. The decrease was primarily driven by lower research and development spend in the AutoSense in-cabin safety business and related imaging solutions following the AutoSense Divestiture, a reduction in expenses related to the Perceive subsidiary, decreases in stock-based compensation and bonus expenses, and an increase in capitalized costs for internal-use software in the first nine months of 2024. These decreases were partially offset by certain one-time compensation and retention expenses associated with the Perceive Transaction and severance charges incurred during the first nine months of 2024.

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

Selling, general and administrative expenses for the three months ended September 30, 2024 were $56.5 million, as compared to $59.6 million in the same period of the prior year, a decrease of $3.1 million, or 5%. The decrease was primarily attributable to reduced employee headcount as well as decreases in stock-based compensation and bonus expenses, partially offset by an increase in certain one-time transaction costs related to the Perceive Transaction in the third quarter of 2024.

Selling, general and administrative expenses for the nine months ended September 30, 2024 were $165.9 million, as compared to $173.9 million in the same period of the prior year, a decrease of $8.0 million, or 5%. The decrease was primarily attributable to reduced employee headcount as well as decreases in stock-based compensation and bonus expenses, partially offset by an increase in certain one-time transaction costs primarily related to the AutoSense Divestiture and the Perceive Transaction in the first nine months of 2024.

Stock-based Compensation

The following table sets forth our stock-based compensation expense for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue, excluding depreciation and amortization of intangible assets	$822	$806	$2,424	$2,525
Research and development	5,225	6,584	15,389	18,540
Selling, general and administrative	9,202	10,232	27,496	30,616
Total stock-based compensation expense	$15,249	$17,622	$45,309	$51,681

We recognized stock-based compensation expense from restricted stock units and purchases made under our employee stock purchase plan. Stock-based compensation expense decreased by $2.4 million and $6.4 million, or 13% and 12%, for the three and nine months ended September 30, 2024 compared to the same periods of the prior year, respectively. The decreases were primarily driven by lower expense for performance-based restricted stock units, and reduced employee headcount during each of the three and nine months ended September 30, 2024.

Depreciation Expense

We recognized depreciation expense for certain equipment, capitalized internal-use software, leasehold improvements, and buildings and improvements. Depreciation expense for the three months ended September 30, 2024 was $2.9 million, as compared to $4.2 million in the same period of the prior year, a decrease of $1.3 million, or 31%. The decrease was primarily due to certain fixed assets becoming fully depreciated over the past 12 months.

Depreciation expense for the nine months ended September 30, 2024 was $9.8 million, as compared to $12.5 million in the same period of the prior year, a decrease of $2.7 million, or 22%. The decrease was primarily due to certain fixed assets becoming fully depreciated over the past 12 months.

Amortization Expense

We recognized amortization expense for certain intangible assets we acquired in business combinations that are recognized separately from goodwill. Amortization expense for the three months ended September 30, 2024 was $10.9 million, as compared to $14.7 million in the same period of the prior year, a decrease of $3.8 million, or 26%. The decrease was primarily due to certain intangible assets becoming fully amortized over the past 12 months.

Amortization expense for the nine months ended September 30, 2024 was $33.0 million, as compared to $44.3 million in the same period of the prior year, a decrease of $11.3 million, or 26%. The decrease was primarily due to certain intangible assets becoming fully amortized over the past 12 months.

As a result of intangible assets we acquired in previous mergers and acquisitions, we anticipate that amortization expenses will continue to be a significant expense over the next several years. See Note 7—Intangible Assets, Net of the Notes to Condensed Consolidated Financial Statements (Unaudited) for additional detail.

Impairment of Long-Lived Assets

As a result of optimizing our global real estate footprint and subleasing certain offices following the Spin-Off (as defined in Note 1—Description Of Business And Summary Of Significant Accounting Policies), we recorded non-cash impairment charges of $0 and $1.1 million to reduce the carrying amount of certain operating lease right-of-use (“ROU”) assets and property and equipment, including related leasehold improvements, during the three and nine months ended September 30, 2023, respectively. We determined that we may not be able to fully recover the carrying amount of the leased offices due to how the offices were being used, a significant decrease in the expected market price of the ROU assets, and expected delays in subleasing the office facilities based on the condition of the commercial real estate leasing market.

We did not record any asset impairment charge for the three and nine months ended September 30, 2024.

Gain on Divestiture

As previously disclosed, we completed the AutoSense Divestiture on January 31, 2024 and streamlined our business, further enhancing our focus on entertainment markets. Upon the completion of the AutoSense Divestiture, we recognized a gain of $22.9 million in the nine months ended September 30, 2024. Refer to Note 6—Divestitures of the Notes to Condensed Consolidated Financial Statements (Unaudited) for additional information.

We did not recognize any gain on divestiture in the nine months ended September 30, 2023.

Provision for Income Taxes

For the three and nine months ended September 30, 2024, we recorded an income tax expense of $2.9 million and $16.4 million on a pretax loss of $16.9 million and $47.4 million, respectively, which resulted in an effective tax rate of (17.1)% and (34.7)%, respectively. The income tax expense for the three and nine months ended September 30, 2024 was primarily related to foreign withholding taxes, foreign income taxes, U.S. federal income taxes, and state income taxes.

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

Liquidity and Capital Resources

The following table presents selected financial information related to our liquidity and significant sources and uses of cash and cash equivalents as of and for the periods presented:

	As of
	September 30, 2024	December 31, 2023
	(dollars in thousands)
Cash and cash equivalents	$72,686	$142,085	(1)
Current ratio(2)	1.3	1.9

(1)
Excludes $12.3 million of cash and cash equivalents classified as held for sale at December 31, 2023.
(2)
The current ratio is a liquidity ratio that measures our ability to pay short-term obligations or those due within one year. The ratio is calculated by dividing current assets by current liabilities.

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(56,569)	$(20,599)
Net cash used in investing activities	$(12,863)	$(9,581)
Net cash (used in) provided by financing activities	$(12,316)	$1,537

Our primary liquidity and capital resources are our cash and cash equivalents on hand. Cash and cash equivalents were $72.7 million at September 30, 2024, a decrease of $81.7 million from $154.4 million, including $12.3 million classified as held for sale in connection with the AutoSense Divestiture, as of December 31, 2023. This decrease resulted primarily from cash used in operations of $56.6 million, $10.0 million in repurchases of common stock, $6.6 million in payments of withholding taxes on net share settlement of equity awards and $12.4 million of capital expenditures, including capitalized internal-use software costs, offset by $4.3 million in proceeds from the issuance of common stock under our employee stock purchase plan (“ESPP”). In addition, in October 2024, we completed the Perceive Transaction and received a cash payment of $68.0 million from the Buyer.

For information about our material cash requirements, see “Liquidity and Capital Resources” in Part II, Item 7 of our Form 10-K. Our cash requirements have not changed materially since December 31, 2023.

Stock Repurchase Program

In April 2024, our Board of Directors (the “Board”) authorized the repurchase of up to $100.0 million of our common stock (the “Program”). Under the Program, we may make repurchases, from time to time, through open market purchases, block trades, privately negotiated transactions, accelerated share repurchase transactions, or other means. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases under the Program. During the three months ended September 30, 2024, we repurchased a total of approximately 1.1 million shares of common stock at an average price of $8.92 per share for a total cost of $10.0 million. As of September 30, 2024, the total remaining amount available for repurchase was $90.0 million. We expect to continue to fund the repurchase program from cash and cash equivalents, including from the net proceeds of the Perceive Transaction. Repurchases under the Program may not enhance the value of our common stock.

Cash Flows from Operating Activities

Net cash used in operating activities was $56.6 million for the nine months ended September 30, 2024, primarily due to our net loss of $63.8 million being further adjusted by $55.6 million of changes in operating assets and liabilities driven principally by an increase of $43.5 million in unbilled contracts receivable, and $22.9 million of a non-cash gain recognized from the AutoSense Divestiture, partially offset by non-cash items such as stock-based compensation expense of $45.3 million, amortization of intangible assets of $33.0 million, and depreciation expense of $9.8 million.

Net cash used in operating activities was $20.6 million for the nine months ended September 30, 2023, primarily due to our net loss of $114.4 million being further adjusted by $14.7 million of changes in operating assets and liabilities, partially offset by non-cash items such as depreciation expense of $12.5 million, amortization of intangible assets of $44.3 million, stock-based compensation expense of $51.7 million, and an asset impairment charge of $1.1 million.

Cash Flows from Investing Activities

Net cash used in investing activities was $12.9 million and $9.6 million for nine months ended September 30, 2024 and 2023, respectively, which was primarily related to capital expenditures, including capitalized internal-use software.

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

Cash Flows from Financing Activities

Net cash used in financing activities was $12.3 million for the nine months ended September 30, 2024, due to $10.0 million in repurchases of common stock under the Program and $6.6 million in payment of withholding taxes related to net share settlement of equity awards, partially offset by $4.3 million in proceeds from the issuance of common stock under our ESPP.

Net cash provided by financing activities was $1.5 million for the nine months ended September 30, 2023, due to $5.9 million in proceeds from the issuance of common stock under our ESPP, partially offset by the payment of $4.4 million in withholding taxes related to net share settlement of equity awards.

Short-Term Debt

In connection with the acquisition of Vewd Software Holdings Limited (“Vewd”) on July 1, 2022, we issued a senior unsecured promissory note (the “Promissory Note”) to the sellers of Vewd in the principal amount of $50.0 million, of which $50.0 million was outstanding at September 30, 2024. Indebtedness outstanding under the Promissory Note bears an interest rate of 6.00% per annum, subject to potential adjustments as described in Note 8—Debt to the Condensed Consolidated Financial Statements included in this Quarterly Report. The Promissory Note matures on July 1, 2025. We may, at any time and on any one or more occasions, prepay all or any portion of the outstanding principal amount, plus accrued and unpaid interest, if any, under the Promissory Note without premium or penalty. In addition, the Promissory Note has mandatory prepayment provisions upon certain change of control or asset sale events.

Short-Term Liquidity/Financings

We believe our current cash and cash equivalents will be sufficient to meet our needs for at least the next 12 months from the issuance date of the Condensed Consolidated Financial Statements included in this Quarterly Report. As the Promissory Note (see “Short-Term Debt”) matures on July 1, 2025, we expect to use a portion of the proceeds from the Perceive asset sale and may also access the capital markets for additional funding to make full payment on the maturity date.

As we assess growth strategies, we may need to supplement our cash and cash equivalents with outside sources. As part of our liquidity strategy, we will continue to monitor our earnings and cash flow as well as our ability to access the capital markets in light of those levels.

Poor financial results, unanticipated expenses, unanticipated acquisitions of technologies or businesses or unanticipated strategic investments could give rise to additional financing requirements sooner than we expect. Equity or debt financing may not be available when needed or, if available, equity or debt financing may not be on terms satisfactory to us.

We may supplement our short-term liquidity needs with access to capital markets, if necessary, and strategic cost savings initiatives. Our access to capital markets may be constrained and our cost of borrowing may increase under certain business and market conditions, and our liquidity is subject to various risks including the risks identified in “Risk Factors” included in Part I, Item 1A of our Form 10-K.

Critical Accounting Estimates

During the nine months ended September 30, 2024, there were no significant changes in our critical accounting estimates. For a discussion of our critical accounting estimates, see Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K.

Recent Accounting Pronouncements

See Note 1—Description of Business and Summary of Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our exposure to market risk since December 31, 2023. For a discussion of our market risk, see Part II, Item 7A—Quantitative and Qualitative Disclosures About Market Risk in our Form 10-K.

Item 4. Controls and Procedures.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors

Except as set forth below, there were no material changes to the risk factors previously disclosed in Part 1, Item 1A. of our Form 10-K.

Our stock repurchase program may not be fully consummated, may not enhance long-term stockholder value, may increase the volatility of our stock prices and, as we implement it, will diminish our cash reserves.

Pursuant to the Program adopted in April 2024, we may repurchase of up to $100.0 million of our common stock, from time to time, through open market purchases, block trades, in privately negotiated transactions, accelerated share repurchase transactions, or by other means. Since the inception of the Program, we have repurchased an aggregate of approximately 1.1 million shares of common stock at a total cost of $10.0 million at an average price of $8.92 per share of common stock. The volume, timing, and manner of any repurchases will be determined at our discretion, subject to general market conditions, as well as our management of capital, general business conditions, other investment opportunities, regulatory requirements, and other factors. The Program does not have an expiration date and does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares, or to do so in any particular manner. Further, repurchases under the Program could affect our share trading prices or increase their volatility, and any repurchases will reduce our cash reserves. We are under no legal obligation to repurchase any shares, and if we do not do so or if we commence repurchases and then suspend or terminate them, the trading prices of our stock may decrease and their volatility increase. We may not in the future have cash and cash equivalents sufficient to fund all potential repurchases under the Program. Even if we complete the Program, we may not be successful in our goal of enhancing stockholder value. As we use our cash resources in the Program, we have less cash to fund our operations and pursue other opportunities that may provide value to stockholders.

We face risks associated with financial instruments we hold.

We hold financial instruments that potentially subject us to significant concentrations of credit risk, which instruments consist principally of cash and cash equivalents, accounts receivable, unbilled contracts receivable, a note receivable and deferred consideration from the AutoSense Divestiture. We maintain cash and cash equivalents with large financial institutions, and at times, the deposits have exceeded and may exceed the federally insured limits. Our evaluation process as to accounts receivable and unbilled contracts receivable may fail to detect or prevent credit risks. In addition, in connection with the AutoSense Divestiture, we hold a $27.7 million note receivable from Tobii, who also owes us $15.0 million in deferred consideration and may become obligated to make earnout payments to us contingent upon the future success of the divested AutoSense in-cabin safety business. The note is payable in three annual installments commencing on April 1, 2027, and matures on April 1, 2029. Payments of the deferred consideration are due in four annual installments commencing in February 2028, and any contingent consideration would be payable in 2031. Accordingly, although we carry the note receivable and the deferred consideration on our balance sheet, we are not entitled to receive any payment associated with these assets in the near term and we face credit risk until the obligations are fully paid. Our receipt of payments for the note receivable, deferred consideration, and any earned contingent consideration will depend on Tobii’s then-available liquidity and capital resources. If we determine it is appropriate to impair any of the financial instruments we hold, our financial position and results of operations would be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable.

(b) Not applicable.

(c) Purchases of Equity Securities by Issuer and Affiliated Purchasers.

Share repurchase activity during the three months ended September 30, 2024 was as follows (in thousands, except for per-share amounts):

(in thousands, except share price)	Total number of shares purchased	Average price paid per share(a)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs(b)
2024
July 1 — July 31	—	$—	—
August 1 — August 31	—	$—	—
September 1 — September 30	1,121	$8.92	1,121
Total	1,121	$8.92	1,121	$90,000

(a) The average price paid per share includes broker commissions.

(b) On April 29, 2024, we announced that our Board authorized a stock repurchase program providing for the repurchase of up to $100.0 million of the Company's common stock at management’s discretion. The Program may be discontinued or amended at any time and has no specified expiration date. All repurchases in the three months ended September 30, 2024 were made under the Program. Refer to “Stock Repurchase Programs” in Note 10—Stockholders’ Equity and Stock-Based Compensation of the Notes to Condensed Consolidated Financial Statements (Unaudited) for additional information.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) On November 5, 2024, the Company entered into an Amended and Restated Employment and Severance Agreement (the “Amended and Restated Employment Agreement”) with Jon E. Kirchner, the Company’s Chief Executive Officer and President, effective as of November 6, 2024 (the “Effective Date”). The Amended and Restated Employment Agreement replaces Mr. Kirchner’s existing employment agreement, which was set to expire in June 2025.

The Amended and Restated Employment Agreement has an initial term expiring on the three year anniversary of the Effective Date, with an automatic 12 month extension. The term of the Amended and Restated Employment Agreement will automatically be extended for 18 months following a change in control of the Company if the term would otherwise have expired during such 18-month period.

The Amended and Restated Employment Agreement sets forth Mr. Kirchner’s compensation, including his current annual base salary of $750,000 and his annual target bonus of 100% of his base salary.

Other than the extension of the term, the Amended and Restated Employment Agreement provides for substantially the same terms, including severance benefits, as applied under Mr. Kirchner’s existing employment agreement.

The foregoing description of the Amended and Restated Employment Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Amended and Restated Employment Agreement attached hereto as Exhibit 10.1, which agreement is incorporated herein by reference.

(b) None.

(c) Securities Trading Arrangements of Directors and Section 16 Officers.

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Exhibit Title

2.1*	Asset Purchase Agreement by and among Xperi Inc., Perceive Corporation and Amazon.com Services LLC, dated August 14, 2024.

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

3.3	Amended and Restated Bylaws of Xperi Inc. (as amended and restated on August 6, 2024).

10.1	Amended and Restated Employment and Severance Agreement, dated effective as of November 6, 2024.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Regulation S-K, Item 601(b)(2) because the omitted information (i) is not material and (ii) is treated as confidential by the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 7, 2024

XPERI INC.

By:	/s/ Robert Andersen
Robert Andersen Chief Financial Officer