Form 10-K
period 2024-12-31
Xperi Inc.
filed 2025-02-27
CIK 1788999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $370.3 million, based on the closing price of $8.21 for shares of the registrant's common stock as reported for such date by the New York Stock Exchange.

The number of shares outstanding of the registrant’s common stock as of February 10, 2025 was 44,388,930.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for the registrant’s 2025 Annual Meeting of Stockholders will be filed with the Commission within 120 days after the close of the registrant’s 2024 fiscal year and are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

XPERI INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2024

Cautionary Statement Regarding Forward-Looking Statements

This annual report on Form 10-K (this “Annual Report”) contains forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” “may,” “will,” “intends,” “potentially,” “projects,” “targets” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements that relate to our future revenue, product development, demand, acceptance and market share, growth rate, competitiveness, gross margins, levels of research, development and other related costs, expenditures, tax expenses, cash flows, our management’s plans and objectives for our current and future operations, expectations regarding media consumption, payment of our promissory note upon maturity, the levels of customer spending or research and development activities, the impact of any acquisitions or divestitures on our financial condition and results of operations, general economic conditions, future repurchases under our repurchase program, and the sufficiency of financial resources to support future operations and capital expenditures.

Although forward-looking statements in this Annual Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks, uncertainties, and changes in condition, significance, value and effect, including those discussed below under the heading “Risk Factors” within Part I, Item 1A of this Annual Report and other documents we file from time to time with the U.S. Securities and Exchange Commission (the “SEC”), such as our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report and are based on information currently and reasonably known to us. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report, other than as required by law. Readers are urged to carefully review and consider the various disclosures made in this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Market and Industry Data

Unless otherwise indicated, information contained in this Annual Report concerning our industry and the markets in which we operate, including our general expectations, statistics and market opportunity, is based on our management’s estimates and research, as well as industry and general publications and research, surveys and studies conducted by third parties. We believe the information from these third‑party publications, research, surveys and studies included in this Annual Report on Form 10-K is reliable. Management’s estimates are derived from publicly available information, their knowledge of our industry and their assumptions based on such information and knowledge, which we believe to be reasonable. This data involves a number of assumptions and limitations which are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in this Annual Report under Item 1A. “Risk Factors.” These and other factors could cause our future performance to differ materially from our assumptions and estimates.

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
•
our monetization strategy may not be successful;
•
our ability to develop, maintain, and expand key relationships with TV OEMs and content publishers;
•
our ability to manage our disparate business operations efficiently;
•
our ability to generate revenue from royalty-based and advertising-based revenue models;
•
licensees delaying, refusing or being unable to make payments to us due to financial difficulties or otherwise;
•
attracting and retaining the qualified and skilled employees needed to support our business;
•
competition in the provision of entertainment offerings involving the distribution of digital content provided by third-party application and content providers through broadband;
•
our ability to successfully pursue and execute acquisitions and divestitures;
•
our ability to maintain enough content released in the DTS audio format;
•
the sufficiency of demand for our Connected Car technologies to sustain projected growth;
•
our ability to penetrate the streaming and downloadable content delivery markets;
•
the interoperability of our technologies with consumer hardware devices;
•
investments in new products and services achieving technological feasibility or profitability, or limiting our growth;
•
the use of artificial intelligence technologies that could subject us to risks;
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
•
legal obligations and potential liability or reputational harm related to our collection, storage, use, and other processing of personal and confidential information;

Risks Related to Intellectual Property

•
intellectual property infringement claims and litigation resulting in significant costs or the loss of important intellectual property rights important to our products and services;
•
failure or inability to protect or enforce our intellectual property, contract rights or confidential information;
•
failure to protect our brand from third-party infringement or increase our brand awareness;
•
our use of open source software and restrictions on how we use or distribute our software;
•
unauthorized use of third-party artificial intelligence applications by our employees or consultants;
•
our agreements to indemnify certain of our partners and customers if our technology is alleged to infringe on third parties’ intellectual property rights;
•
governmental and industry standards that may significantly limit our business opportunities;

Risks Related to Macroeconomic Conditions

•
the impact of macroeconomic conditions, natural disasters, geopolitical conflicts, or other natural or man-made catastrophic events on our business;

Risks Related to Financial Matters

•
changes in our tax rates or exposure to additional tax assessments;
•
significant concentration of credit risk;

Risks Related to Regulatory and Legal Matters

•
enactment of or changes to government regulation or laws related to our internet, video, advertising and other areas of our business;
•
compliance with new regulations related to artificial intelligence;
•
compliance with laws and regulations related to the payment of income taxes and collection of indirect taxes;
•
changes to U.S. or foreign taxation laws or regulations;
•
litigation, claims, regulatory inquiries, investigations, and other legal proceedings;
•
evolving state and federal laws and regulations relating to our advertising, marketing and sales directly to consumers;

Risks Related to the Separation

•
failure of the Former Parent’s distribution (the “Distribution”) of 100% of the shares of Xperi’s common stock to holders of our Former Parent’s common stock upon the spin-off to qualify for non-recognition treatment for U.S. federal income tax purposes;
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
•
provisions in our charter and bylaws, Delaware Law and in the Tax Matters Agreement that may prevent or delay an acquisition of us;
•
the limitations resulting from our selection of the Delaware Court of Chancery and the U.S. federal district courts as the exclusive forums for substantially all disputes between us and our stockholders; and
•
the limitations resulting from our status as an emerging growth company.

PART I

Item 1. Business

Corporate Information

The principal executive offices of Xperi Inc. (“we,” “our,” the “Company,” or “Xperi”) are located at 2190 Gold Street, San Jose, California 95002 USA. Our telephone number is +1 (408) 519-9100. We maintain a corporate website at xperi.com. The reference to our website address does not constitute incorporation by reference of the information contained on this website. Xperi, the Xperi logo, TiVo, the TiVo logo, DTS, the DTS logo, DTS HD, DTS Audio Processing, DTS:X Ultra, DTS Virtual:X, DTS Headphone:X, DTS Play-Fi, DTS:X, HD Radio, DTS AutoStage, DTS AutoStage Video Service Powered by TiVo, TiVo OS and TiVo+ are trademarks or registered trademarks of Xperi or its affiliated companies in the United States and other countries. All other company, brand and product names may be trademarks or registered trademarks of their respective companies.

Overview

We are a leading consumer and entertainment technology company. We believe we create extraordinary experiences at home and on the go for millions of consumers around the world, enabling our unique audiences to connect with content in a more intelligent, immersive, and personal way. Powering smart devices, connected cars, entertainment experiences and more, we bring together ecosystems designed to reach highly-engaged consumers, allowing us and our ecosystem partners to uncover significant new business opportunities, now and in the future. Our technologies are integrated into consumer devices and a variety of media platforms worldwide, driving increased value for our partners, customers, and consumers. We operate in one reportable business segment and group our revenue into four categories: Pay-TV, Consumer Electronics, Connected Car and Media Platform. Headquartered in Silicon Valley with operations around the world, we have approximately 1,680 employees and more than 35 years of operating experience.

In December 2023, we entered into a definitive agreement with Tobii AB (“Tobii”), an eye tracking and attention computing company, pursuant to which we agreed to sell our AutoSense in-cabin safety business and related imaging solutions (the “AutoSense Divestiture”). The AutoSense Divestiture was completed in January 2024, and has streamlined our business and further enhanced our focus on entertainment markets.

In August 2024, we entered into an Asset Purchase Agreement with Amazon.com Services LLC to sell substantially all of the assets and certain liabilities of Perceive Corporation (later known as Xperi Pylon Corporation and subsequently dissolved in December 2024), a subsidiary focused on edge inference hardware and software technologies, for a gross amount of $80.0 million in cash, including a holdback of $12.0 million to be held for 18 months after the closing of the transaction (the “Perceive Transaction”) to secure our and Perceive Corporation’s indemnification obligations. The Perceive Transaction was completed on October 2, 2024, and we are now fully focused on entertainment-based solutions to grow our independent media platform and licensing businesses.

Market Opportunity

Consumer behaviors around media consumption are undergoing a significant transformation, driven by new platforms for content delivery, greater availability of diverse content, and an increase in time spent consuming video content. Video content delivery is rapidly shifting from linear broadcast to over-the-top streaming platforms, impacting not just how users consume content, but also the ad-supported programming ecosystem. Our technologies sit at the forefront of this transformation, enhancing experiences where consumers spend the most time – in their homes and in their cars.

•
Shift to Streaming: Streaming has rapidly become a mainstream content delivery mechanism through a wide variety of providers such as Netflix, Disney+ and YouTube. Streaming media now accounts for roughly 54% of U.S. weekly video viewing for adults ages 18 and older. The proliferation of streaming content has created the need for a new generation of entertainment products that are centered on the streaming viewing experience. Consumers are increasingly looking for solutions that allow them to navigate across the fragmented and complex entertainment landscape of streaming content.
•
Advertising Monetization: The shift to streaming has not only impacted user needs for entertainment devices but also disrupted the ad-based programming model that was centered on linear TV programming. While delivering ad-based programming to streaming audiences has presented new challenges, it has also created opportunities for advertisers to deliver personalized, highly relevant, and targeted ad content to a rapidly growing audience. Since the majority of video advertising dollars are currently allocated toward linear TV, we believe the streaming advertising market is positioned for significant growth in the next 3 to 5 years as advertisers continue to follow the viewing audience as it shifts viewing habits from traditional linear television to streaming. At the same time, there is a new set of industry participants that are looking for ways to monetize the ad-based ecosystem, including consumer electronics manufacturers, Smart TV OEMs, automotive manufacturers, and video-over-broadband (“IPTV”) operators that have historically not participated in the streaming value chain. Thus, we believe there is a significant market opportunity for an independent media platform that enables participants to monetize their products through recurring revenue streams across the lifecycle of the device rather than just a one-time monetization opportunity at the point-of-sale.
•
Marked Need for An Independent Media Platform: Just over half of all Smart TVs each year are shipped into Western Europe and North America by leading electronics manufacturers who lack the scale required to support the technology, content, and monetization capabilities of a Smart TV OS and streaming media platform. The same situation is also true for automotive manufacturers. This creates a unique opportunity for an independent media platform that allows Smart TV OEMs to brand the experience to maintain the customer relationship, provide the necessary scale to secure top content streaming providers, and participate in the long-term monetization throughout the typical 5-year lifecycle of TV ownership.
•
Increasing Consumption of Video Content: Average U.S. weekly video viewing of 43 hours remains relatively consistent from COVID-era highs, up from an average of 38 hours per week in 2015 , driven by a number of factors, including increased availability of content catering to various consumer tastes and preferences, new platforms for consumption such as personal devices (e.g., mobiles and tablets), and disruption from the COVID-19 pandemic. Consumers are increasing their spend on entertainment devices that deliver superior experiences and simplify the consumption of content across multiple platforms and devices. TechInsights estimates revenue from the shipment of these platforms and devices in North America alone (including TVs, Smartphones, Tablets and PCs, Streaming Media Players, connected Blu-Rays players, and Video Game consoles) to surpass $250 billion in 2024 and continue to grow by 2.5% year-over-year to 2028.
•
Growing Connectivity in Cars and the Future of Semi-Autonomous and Autonomous Vehicles: As the automobile dashboard interface becomes more integral to the in-car experience, purchasing a car for its infotainment capabilities starts to move up the list of purchase considerations for car buyers. A McKinsey survey in 2024 reported that over a third of consumers across multiple automotive segments report they are eager to switch to cars with increased connectivity. In the EV segment, this interest increases to over half of consumers. Autonomous and semi-autonomous driving technologies have made significant progress over the last several years and passenger cars are increasingly being fitted with autonomous driving features. As these driving technologies become mainstream, the expectation is that automobile will become a more common place for media consumption. Over time, we believe consumers will place significant importance on the quality of media delivery and will expect the media quality in the car to be comparable to that of their living room including access to streaming video and interactive gaming solutions.
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
•
Consumer Electronics: We invent and deliver audio technologies to be deployed across ecosystems in support of consumers enjoying an extraordinary entertainment or gaming experience from the living room, desktop, or on the go. We continue to develop and evolve our DTS audio technologies, leveraging our content insight and artificial intelligence (“AI”) capabilities, to deliver immersive audio with enhanced device playback solutions that solve end user issues such as ease of wireless set up, loudness and dialog clarity.
•
Connected Car: We seek to transform the automotive experience with a content-oriented multimedia experience, driven by personalization to the connected car. Our solutions immerse drivers and passengers in more of their favorite audio and video content, and also enable high quality, subscription-free digital radio. With vehicle safety systems improving and consumer content choice growing in the home, expectations around consuming content become more demanding. We are innovating to create the dashboard of the future, striving to accommodate more types of entertainment, from audio, video, gaming and more to create a compelling entertainment experience in the car.
•
Media Platform: We are strongly positioned as an independent media platform that enables Smart TV OEMs to brand the TV user experience and maintain the customer relationship; provides the necessary scale to secure top content streaming providers; and generates recurring revenue by participating in the platform monetization throughout the device’s lifespan. Our platform strives to creates high viewer engagement through an unbiased, personalized, content-first user experience, combining both traditional linear TV and streaming services that makes it easy to find, watch and enjoy content across fragmented ecosystems. Our solutions allow advertisers and entertainment producers to connect with highly engaged audiences they cannot as easily reach on other platforms. Our footprint includes millions of traditional linear TV households, where we deterministically capture viewership and ad exposure data in the home. By creating an environment where users search less and watch more, we enable content producers to grow their audiences and consumer brands to increase exposure to their marketing campaigns over time.

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

Our UX Solutions may include advertising and we typically share a portion of the advertising revenue with the service provider. Advertising revenue tied to our UX Solutions is included in our Media Platform category.

TiVo IPTV The TiVo IPTV Service is our most advanced platform, offering a fully integrated, cloud-based solution that powers the TiVo client software which operates on set-top-boxes in consumer homes, as well as applications that operate on third-party software platforms such as iOS and Android that power tablets, smartphones, Smart TVs, streaming devices such as Apple TV and Android TV, and traditional IPTV set-top boxes. Our IPTV solution supports multiple services and applications, such as TV programming, broadband streaming video content, digital music, photos and other media experiences. Our latest generation UX includes a new look and feel, and our latest IPTV platform integrates all of our most advanced technologies and solutions, including advanced cross-platform conversational voice search, personalized recommendations, predictions and insights, rich video metadata, robust data collection and new back-office capabilities.

TV as a Service IPTV We offer a Managed IPTV Service that is a customizable, cloud-enabled, end-to-end streaming video solution that enables operators to quickly launch a branded, fully compliant, full-featured Pay-TV service that leverages tablets, smartphones, Smart TVs, streaming devices such as Apple TV and Android TV, and traditional IPTV set-top-boxes.

Our Managed IPTV Service enables broadband service providers, wireless network providers and cable operators to offer TV-as-a-Service without having to invest extensively in video head-end infrastructure or end-user set-top-boxes. Our TV-as-a-Service IPTV solution includes a full cable programming lineup with local channels, DVR, recommendations, Dynamic Ad Insertion and more, all with the same ease as signing up for and using top streaming services.

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

Personalized Content Discovery, Natural Language Voice and Insights Personalized Content Discovery with conversation services provides our customers with a way to enable their customers (the device user) to quickly find, discover and access content across linear television, VOD, DVR, and streaming sources. The ongoing investment in our Personalized Content Discovery platform enables us to provide some of the most advanced capabilities in media personalization, prediction, and voice search. The advanced algorithms of our technology understand the nature and relationship of content information and the context surrounding a user’s behavior to deliver an advanced personalized content discovery experience. Our natural language voice solution, when combined with our advanced search and recommendations technology, enables a conversational interaction between a viewer and their content experience. Engagement behaviors are then analyzed and optimized, thereby providing our customers with the insight required to continuously engage and improve the consumer experience, with the ultimate goal of increasing viewership and reducing churn.

Legacy TiVo DVR Subscriptions We offer direct-to-consumer retail TiVo DVR subscriptions in North America. The TiVo Service Platform includes a modular front-end that allows the basic platform to be used by hardware manufacturers to build set-top-boxes that support digital and analog broadcast, cable, internet TV, streaming and VOD services. Consumers purchase TiVo DVRs and companion TiVo Mini whole-home devices for a user experience upgrade to the set-top-box experience provided by a standard cable service and typically pay us a per-subscriber or per-device fee for TiVo DVR subscriptions.

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
•
we provide broadcast delivery of television programming data and advertising to UX customers on TVs and set-top-boxes in major European markets, in Japan, and in North America; we also deliver similar programming and advertising data via the internet;
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

Home and Mobile Audio Solutions Our solutions consist of premier audio technology for high-definition entertainment experiences. Our DTS codec is designed to enable recording, delivery and playback of immersive high-definition audio and is incorporated by customers around the world into an array of consumer electronics devices. We provide products and services to entertainment ecosystem partners such as motion picture studios and other content creators to facilitate the inclusion of compelling, realistic DTS-encoded audio within their content. The incorporation of our solutions into consumer end devices allows consumers to experience immersive and compelling audio wherever they choose to enjoy it. Home and mobile devices that incorporate DTS audio codec technology include TVs, PCs, smartphones, tablets, set top boxes, video game consoles, Blu-ray Disc players, audio/video receivers, soundbars, wireless speakers, home theater systems, and USB microphones and headphones (gaming and non-gaming varieties). We also offer DTS post-processing audio solutions designed to enhance the entertainment experience for users of consumer electronics devices, particularly those subject to the physical limitations of smaller speakers, such as TVs, laptop computers, soundbars and mobile devices.

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

Our immersive audio solution DTS:X empowers content creators to deliver more compelling content and are supported by major Hollywood studios, many cinema operators in the United States and Asia, and leading streaming service providers in the United States, Europe and Asia. We have licensed our audio technologies and related trademarks to substantially all the major consumer electronics product manufacturers worldwide. These customers include Denso, Harman, Hisense, HP, LG, Logitech, Microsoft, Panasonic, Samsung, Sony, TCL and others.

Typically, our audio technologies are delivered as software code on an integrated circuit (“IC”) chip. We license a defined and limited set of rights to incorporate our technology onto IC chips, and the IC manufacturers deliver these chips to our customers, the consumer electronics product manufacturers. We also license our decoder and post processing as a Software Development Kit (“SDK”). Our decoder software is integrated in mobile and tablet applications to support entertainment enjoyment on the go.

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

In 2023, BMW Group launched the deployment of the DTS AutoStage Video Service Powered by TiVo, across various models in the United States, Great Britain, Germany, France, Italy, Spain, and South Korea. This video service brings an award-winning, content-first experience to the connected car, delivering premium content across live TV, news, sports, movies and more. BMW launched the first series of automobiles featuring AutoStage video service in fall of 2023 and integrated this service into additional makes and models in 2024.

Media Platform

Media Platform provides the services and technology required to enable consumers to find, watch, and enjoy their favorite media entertainment on connected devices, while at the same time, providing us the opportunity to monetize this consumer engagement. We license proprietary technology and services through our independent media platform that connects advertisers and entertainment producers to unique audiences they cannot as easily reach on other platforms.

Media Platform includes TiVo Operating System (“OS”) and the Smart TVs and connected cars that leverage TiVo OS, the associated monetization services across our platforms, our middleware solutions, and sales of TiVo Stream 4K.

Platform – TiVo OS

TiVo OS drives industry-leading consumer engagement by delivering rich metadata, personalized recommendations, natural language understanding and voice control, and a content-first user experience across streaming services and linear television. TiVo OS provides content recommendations based on AI-defined insights, encouraging consumers to continually discover their next new favorite TV show or movie. TiVo OS brings services from long-time partners such as Disney, Prime, Netflix, YouTube, among others, and seamlessly integrates local TV, free ad-supported TV (“FAST”), and the most popular services for Ad-supported Video on Demand (“AVOD”), Subscription Video on Demand (“SVOD”), and virtual Multichannel Video Programming Distributor (“vMVPD”) services. As the TiVo OS footprint increases, the inventory of FAST and AVOD services, such as our own TiVo+ network, also increases, which provides a robust opportunity to scale the monetization of this unique, connected TV advertisement inventory.

Devices – TiVo OS for TV

TiVo OS for TV is a Linux-based Smart TV operating system that leverages TiVo OS technologies, features, and capabilities. The TiVo OS platform for Smart TVs launched in 2023 with our first Smart TV OEM partner Vestel. Since announcing Vestel as our initial TiVo OS partner, we have announced additional design wins with major TV companies such as Sharp, Panasonic, Skyworth, and Konka, and have a total of eight Smart TV companies under contract, including three TV OEMs for the US market, including Sharp Home Electronics Company of America. TiVo OS for TVs is licensed as a software-as-a-service to Smart TV companies and includes the ability to monetize all or part of the end-user content engagement over the life of the device. For Tier 2 and Tier 3 Smart TV OEMs, TiVo OS provides an opportunity to participate in the fast-growing connected TV monetization value chain with scale and cross-platform end-user insight.

Devices – TiVo OS for Car

TiVo OS for Car is a modified version of the Linux-based TiVo Smart TV operating system designed specifically for the automotive space. This solution is an optional feature available through our DTS AutoStage offering, known as DTS AutoStage Video Service Powered by TiVo. Our first design win was announced in 2022 with BMW and went into production in the fall of 2023, providing a living room-like experience through the display screen in the dashboard of the vehicle. With the successful launch of DTS AutoStage with Video in BMW cars, we have won an additional design with another European automotive OEM, an additional design with a Japanese automotive OEM, and are actively pursuing several opportunities.

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

Monetization – Advertising Solutions

We provide advertisers with nationwide or regionally-targeted advertising on our various owned or operated devices. Advertisers place ads in a variety of display formats in both traditional linear television and digital advertising for internet delivered content, seamlessly incorporated into the user interface. Using our Personalized Content Discovery platform, we also target content promotions as “paid search” by directly including the sponsored content in the user interface’s recommended content carousel. We work with service providers bundling their non-TiVo advertising inventory with our native inventory, thereby giving us a more significant national footprint.

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

Growth Factors

There are several facets of our product growth strategy. These growth drivers include: the delivery and monetization of the TiVo OS into Smart TVs, infotainment (AutoStage) solutions into the connected car market, increased adoption and monetization of our IPTV solutions in the Pay-TV market, continued proliferation of our HD Radio solution, and unit growth in consumer electronics from DTS audio solutions. We have a long track record of developing premium solutions for the marketplace that provide an extraordinary experience for end users.

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

Our platform faces competition from companies such as Synamedia, MediaKind, Kudelski, Enghouse Systems Limited, and from solutions developed by multiple system operators such as Comcast and Liberty Global plc, which have created competing products that provide user interface software for use on set-top-boxes, consumer electronics, and mobile devices. Such companies may offer more economically attractive agreements to service providers and consumer electronics manufacturers by bundling multiple products together. We face competition for our Pay-TV product offerings from customers who choose to build their own interactive program guide and DVR solutions. We believe that we provide a strong alternative to “do-it-yourself” solutions, as we have innovative, high-quality products ready to be implemented, with local and network DVR, integrated data distribution infrastructure and content, as well as third-party services (such as VOD services). We differentiate our products by continuing to integrate our broad portfolio of products into a suite of solutions and services for our customers. We believe our solutions accelerate our customers’ time to market, are superior to “do-it-yourself” solutions, and can be deployed at a lower cost than internally-built products.

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

In addition to Dolby, we compete in specific product markets with companies such as Fraunhofer IIS and various other consumer electronics licensors. Many of these competitors have a wide variety of strengths that afford them competitive advantages, such as longer operating histories, greater resources, greater name recognition, or the ability to offer their technologies for a lower price or for free. We have historically competed effectively against these companies due in part to our brand, complemented by marketing efforts, being perceived as a premium offering that contains superior proprietary technology, as well as the quality of our customer service and our inclusion in industry standards and our industry relationships.

Connected Car

Our HD Radio and DTS AutoStage solutions face competition from streaming and subscription-based digital service providers such as Sirius/XM, Pandora, Gracenote, Amazon and other digital audio, video and data service providers.

Media Platform

TiVo OS. We compete for Smart TV platform adoption with companies such as Roku, Alphabet’s Google TV and Amazon FireTV. We believe the overall streaming market growth, our independent position, our differentiated end-user solution, and our more inclusive business model of sharing economics with Smart TV OEMs represents an opportunity where we can establish a strong market position.

We work closely with content owners, advertisers, and ad agencies to monetize the viewing of ad-supported content across our TiVo OS platform. In doing so, we are competing with the same platforms and TV OEMs that operate their own TV operating systems such as Samsung, Vizio (a subsidiary of Walmart), and LG.

TiVo Stream 4K. We compete against products with on-demand streaming capabilities offered by internet CE manufacturers. For example, many CE manufacturers have television or internet-enabled streaming devices for accessing video over the internet such as Apple TV, Amazon Fire TV, Google Chromecast and Roku. TVs with integrated streaming capabilities from manufacturers such as Samsung, Vizio and LG also represent competition to the TiVo Stream 4K.

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

Intellectual Property Portfolio

We operate in an industry in which innovation, investment in new ideas and protection of our intellectual property rights are critical for success. We protect our innovations and inventions through a variety of means, including, but not limited to, applying for patent, copyright, and trademark protection domestically and internationally, and protecting our trade secrets. As of December 31, 2024, we held approximately 492 United States issued patents and 45 patent applications, as well as approximately 678 foreign issued patents and 100 patent applications. The last of the issued patents to expire is in 2042.

Research & Development

As demonstrated by our portfolio of industry-recognized, widely-deployed advanced technologies, we have a long track record of innovating in the fields of audio and video discovery. We believe that ongoing investment in R&D is required for us to remain competitive in the markets we serve.

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

The legal and regulatory landscape surrounding AI, machine learning, and automated decision-making processes and similar technologies, including proprietary AI and machine learning algorithms and models (collectively, “AI Technologies”) is rapidly evolving and uncertain, including in the areas of intellectual property, cybersecurity, and privacy and data protection. There is uncertainty around the validity and enforceability of intellectual property rights related to the use, development, and deployment of AI Technologies. Compliance with new or changing laws, regulations or industry standards relating to AI may impose significant operational costs and may limit our ability to develop, deploy or use AI Technologies. There is no assurance that we will be able to appropriately respond to this evolving landscape, which may result in legal liability, regulatory action, or brand and reputational harm.

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

Human Capital Resources

The opportunities for our success and growth depend in large part on our ability to attract, develop, and retain a talented and engaged workforce. In particular, we are competing for technical talent and we need to offer not only robust and attractive compensation packages but also provide broad opportunities for our employees to make an impact, grow, and develop. As of December 31, 2024, we had a global talent base consisting of approximately 1,680 full-time employees.

To enable our talent to actively contribute to – and have a positive impact on – the overall business and culture, we have developed a set of programs and initiatives that include competitive compensation and benefits offerings, skills and management development, inclusion initiatives, goal and performance management, and succession planning. In support of these efforts, our Board of Directors monitors these programs and initiatives and provides guidance and feedback as appropriate. Our goal is to provide a work environment that empowers our teams and enables them to enjoy a healthy and productive work-life balance for themselves, their families, and their community.

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

We invest in the career growth and skill development of our employees by providing a wide range of learning opportunities, including face-to-face, virtual, social, and self-directed learning, coaching, and external development. Mid-year and year-end performance reviews are performed to provide structured feedback and identify development needs based on individual and department goals. We also encourage a practice of regular feedback and development. For those in people leader roles, we provide customized leadership & management training and regular leadership & management forums to provide information, support and guidance. We produce bespoke learning materials and toolkits which are accessible via our intranet. We also invest in a global online learning platform where more than 150 courses and programs are offered in a wide range of skill areas, providing development opportunities for employees to become more knowledgeable and effective in their roles. We also provide technical training through an online platform, offering more than 25,000 technical learning programs.

We leverage our manager ecosystem, coupled with industry-standard performance management tools, to align corporate goals with employee objectives. Employees are encouraged to create and align individual, functional, and team-based goals, track performance against goals, write self-evaluations, and solicit feedback.

We have demonstrated support and commitment to developing a culture of non-discrimination and embracing inclusion throughout our workforce. We have numerous employee resource groups (“ERGs”), which are employee-led, voluntary communities for groups that share similar backgrounds. ERGs develop programming throughout the year supporting culture and belonging, and empower employees to achieve their personal and career goals.

We measure employee experience by collecting insight and understanding of engagement and satisfaction. We use an employee engagement survey, executive roundtables, and employee focus groups to solicit input. Task forces are regularly created to identify and address gaps, resulting in changes to policies and practices and benefits offerings.

Environmental, Social & Governance

We created our Environmental, Social and Governance (“ESG”) program around three key focus areas: Culture and Belonging, Resilience, and Community Impact. Xperi plans to publish its ESG report annually. Our report will be available on the Xperi website.

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

Available Information

Our internet address is xperi.com, where we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our SEC reports can be accessed through the investor relations section of our website. Any information found on our website and in our ESG report is not incorporated into this or any other report we file with or furnish to the SEC.

We announce material information to the public about us, our products and services, and other matters through a variety of means, including filings with the SEC, press releases, public conference calls, webcasts and the Investor Relations section of our website in order to achieve broad, non-exclusionary distribution of information to the public and for complying with our disclosure obligation under Regulation FD. The information disclosed by the foregoing channels could be deemed to be material information. As such, we encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels. Any updates to the list of disclosure channels through which we will announce information will be posted on the “Investor Relations” section of our website.

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

The markets for our products, services and technologies are characterized by an increasingly competitive landscape, rapid change and technological evolution and obsolescence, new and improved product introduction, changing consumer demand, and evolving industry standards. We will need to continue to expend considerable resources on research and development in the future in order to continue to design, deliver and enhance innovative media, entertainment, and audio products, services and technologies. The development of enhanced and new technologies, products, and services is a complex, costly and uncertain process requiring high levels of innovation, highly skilled engineering and development personnel, and the accurate anticipation of technological and market trends. For example, smart TVs powered by TiVo OS, our new embedded operating system, and cars featuring DTS AutoStage video service Powered by TiVo, our new in-car video service, are now available to consumers. If consumers do not adopt and use our products or they do not find our products or their features to be compelling, our future growth and profitability may be negatively impacted. Despite our efforts, we:

•
may not receive significant revenue from our research and development efforts for several years, if at all;
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
•
cannot ensure that our competitors and/or potential customers will not develop products, services or technologies similar or superior to those developed by us, resulting in a reduction in the potential demand for our newly developed products, services or technologies; and
•
may not correctly identify new or changing market trends at an early enough stage to capitalize on market opportunities.

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

We expect that our technologies will continue to compete with technologies of internal design groups at competing companies or our customers. Internal design groups at competing companies or our customers create their own audio, entertainment, and media solutions. If these internal design groups introduce unique solutions that are comparable or superior to our technology, they may not license our technology. These groups may design technology that is less expensive to implement or that enables products with higher performance or additional features. Many of these groups have substantially greater resources, greater financial strength and lower cost structures which may allow them to undercut our price. They also have the advantage of access to internal corporate strategies, technology road-maps and technical information. As a result, they may be able to bring alternative solutions to market more easily and quickly. We face competitive risks across all our businesses, including:

•
our Media Platform and Pay-TV solutions face significant competition from companies that produce and market TV operating systems, program guides and television schedule information in a variety of formats, including passive and interactive on-screen electronic guide services, online listings, over the top applications, and customers and potential customers who choose to build their own TV operating systems or interactive program guides;
•
our advanced video solutions compete with other consumer electronic products and home entertainment services (such as Roku, AppleTV, Amazon FireTV and Chromecast) as well as products and service offerings built by other service providers or their suppliers for consumer spending;
•
our Smart TV solutions compete with other operating systems for Smart TVs, including TV manufacturers with their own in-house solutions (e.g., Samsung with Tizen) or TV manufacturers that use competing third-party solutions (e.g., Google TV);
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
•
our Connected Car technologies compete with internal design groups of automotive manufacturers and other automobile technology suppliers that provide similar technologies by employing different approaches; and
•
our competitive position is affected by the rate of adoption and incorporation of our technologies by semiconductor manufacturers, assemblers, foundries, manufacturers of consumer and communication electronics, and the TV, automotive and consumer electronics industry.

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

Some of our current or future competitors may have significantly greater financial, technical, marketing and other resources than we do, may enjoy greater brand recognition than we do, or may have more experience or advantages than we have in the markets in which they compete. Further, many of the consumer hardware and software products that include our technologies also include technologies developed by our competitors. In order for us to remain competitive, we must continue to invest significant resources in innovation and product development to enhance our technologies and our existing products and services and introduce new high-quality technologies, products and services to meet the wide variety of market and competitive pressures. We may not be able to invest in innovation and product development at the same level as our competitors. Our ability to generate revenue from our business will suffer if we fail to do so successfully.

Our monetization strategy is relatively new and may not be successful, which could adversely impact our business.

Our Media Platform’s monetization strategy depends on our ability to generate revenue from advertisers, primarily from the sale of digital advertising and related services, media and entertainment promotional spending, and viewing of free ad-supported programming. Our success will depend on our ability to increase the number of active users, the corresponding number of content hours that are viewed by them, and the amount of free ad-supported content viewed by them. As the user base grows and we increase the amount of content offered and viewed by users, we will need to effectively monetize the user base based on their viewing activity. Our ability to deliver more relevant advertisements to users and to increase the value of our services to advertisers depends in part on the collection or use of user engagement data, which may be restricted or prevented due to a number of factors, including users having the ability to opt out from the collection and use of our data or data collected by our service providers or our advertising partners, restrictions imposed by advertisers, content providers, or service providers, changes in technology, and developments in laws, regulations, and industry standards. If users spend most of their time within content where we have limited or no ability to place advertisements or leverage user information, users opt out from our ability to collect data for use in providing more relevant advertisements, or we are otherwise not able to collect or use such information, we may not be able to achieve the expected growth in monetization revenue or profitability. There can be no assurance that we will be successful in executing our monetization strategy, or in accurately forecasting potential revenue from our Media Platform solutions.

Our Media Platform business may not be successful in developing, maintaining, and expanding key relationships with TV OEMs and content publishers.

Our monetization strategy depends on our ability to develop, maintain and expand our relationships with key TV manufacturing partners and content publishers. The initial focus of TiVo OS was to launch in Smart TVs in the EU market, which is a relatively new market for our Media Platform business. However, the overall success of our monetization strategy will depend in part on our ability to expand TiVo OS into additional Smart TVs for the United States and other international markets. In February 2025, we announced that Smart TVs powered by TiVo OS are now available in the U.S. market. We further announced that there are over two million activated Smart TVs powered by TiVo OS in Europe. However, there can be no assurance that we will be successful in further penetrating the European or U.S. markets with either increased volume of Smart TVs or additional partner relationships.

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

We may not be able to manage our disparate business operations efficiently, which may lead to disposition of such business and related assets, and the disposition of one or more business lines or assets exposes us to a variety of risks.

Our effort to rationalize our disparate business operations could require our management to refocus on certain business operations while disinvesting in others. Additionally, as business strategy and product markets continue to evolve, we may dispose, discontinue, or divest product lines or business divisions. For example, in 2024, we divested our AutoSense and related imaging business as well as substantially all of the assets and certain liabilities of Perceive Corporation (later known as Xperi Pylon Corporation), a subsidiary focused on edge inference hardware and software technologies. Disposing or discontinuing existing product lines or business divisions, or separating business units, provides no assurance that operating expenses will be reduced, and we may incur material charges associated with such decisions.

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

Our business is dependent, in part, on future royalties and/or advertising revenue paid to us by customers and partners. Royalty payments under our licenses may be based upon, among other things, the number of subscribers for Pay-TV, a percent of net sales, a per-unit sold basis or a fixed monthly, quarterly or annual amount. Advertising-related revenue may be based upon, among other things, the number of users who watch a particular service, availability of inventory, advertiser interest and opportunities to personalize advertisements. We are dependent upon our ability to structure, negotiate and enforce agreements for the determination and payment of royalties and advertising-based revenue, as well as upon our customers’ and partners’ compliance with their agreements. We face risks inherent in royalty-based and/or advertising-based business models, many of which are outside of our control, such as the following:

•
the number of subscribers our Pay-TV customers have or the number of set top boxes our Pay-TV customers provide to their end-user subscribers;
•
the number of end users and time spent viewing content and advertising available within devices that incorporate our licensed technology;
•
the rate of adoption and incorporation of our technology by semiconductor manufacturers, assemblers, foundries, manufacturers of consumer and communication electronics, and the TV, automotive, and consumer electronics industries;
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
•
the ability of our customers to purchase such materials and equipment on a cost-effective and timely basis;
•
the length of the design cycle and our customers’ ability to successfully integrate certain of our technologies into integrated circuits;
•
the demand for products that incorporate our licensed technology;
•
the cyclicality of supply and demand for products using our licensed technology;
•
the seasonal nature of advertising consumption and the associated variance to revenue based on that seasonality;
•
the impact of economic downturns, labor disruptions such as strikes, and overall consumer sentiment; and
•
the impact of poor financial performance of our customers.

For example, the ability to enjoy digital entertainment content downloaded or streamed over the internet has caused some consumers to elect to cancel their Pay-TV subscriptions. Some of our Pay-TV customers have experienced declines in their subscriber bases, which has resulted in a decline in the royalties they owe us. In addition, large streaming platforms such as Netflix, Disney+ and Amazon Prime Video offer ad-supported tiers of their streaming services, which has further increased competition for streaming advertising revenue. Also, the strikes called by the Writers Guild of America and SAG-AFTRA reduced the demand for advertising and media and entertainment promotional spending campaigns, which negatively impacted our business and results of operations. Although the strikes have been resolved, there continued to be reduced demand for media and entertainment promotional spending campaigns for a period of time, which adversely affected our business, financial condition, results of operations and cash flows.

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

Competition for people with the specific skills that we require is significant. In order to attract and retain personnel in a competitive marketplace, we believe that we must provide a competitive compensation package, including cash and equity-based compensation. Volatility in our stock price may from time to time adversely affect our ability to recruit or retain employees. Our success also depends on our ability to manage employee performance and reduce staffing levels when required by market conditions. We implement reductions in force from time to time and such actions sometimes result in distractions and lower morale for employees. If we are unable to hire and retain qualified employees, our business, financial condition and results of operations could be adversely affected.

We face competitive risks in the provision of entertainment offerings involving the distribution of digital content provided by third party application and content providers through broadband.

Certain of our products and services provide consumers with access to the entertainment offerings of Amazon Prime Video, Netflix, Hulu Plus, HBO Max, Disney+, VUDU, Paramount+, Peacock, and others for the distribution of digital content directly to broadband-connected TiVo devices. These entertainment offerings typically involve no significant long-term commitments. We face competitive, technological and business risks in our ongoing provision of entertainment offerings involving the distribution of digital content through broadband to consumer televisions with such offerings, including the availability of premium and high-definition content, as well as the speed and quality of the delivery of such content to partner devices. For instance, we face increased competition from a growing number of broadband-enabled televisions or connected devices from providers such as Roku, Apple TV, Amazon FireTV and Chromecast that provide broadband-delivered digital content directly to a consumer’s television or a device connected to a television. Additionally, we face competition from online content providers and other personal computer (“PC”) software providers who deliver digital content directly to a consumer’s PC, which in some cases may then be viewed on a consumer’s television. The TiVo OS solution faces competition from other Smart TV operating systems, as well as non-Smart TVs that utilize broadband-enabled devices. If we are unable to provide a competitive entertainment offering on our own, or an equivalent offering with other third parties, the attractiveness of the TiVo service to new users would be harmed as consumers increasingly look for new ways to receive and view digital content and our ability to retain and attract users would be harmed. Recent rapid transformation in licensing and distribution of digital content has made the industry less predictable and more volatile and if we are unable to adapt to developments in this space, our business, financial condition and results of operations may be harmed.

Our future success depends on our ability to establish and maintain licensing relationships with companies in related business fields, including:

•
Pay-TV service providers;
•
Operators of entertainment content distributors, including pay-per-view (“PPV”) and video-on-demand (“VOD”) networks;
•
TV OEMs and ODMs, CE, digital set-top hardware manufacturers, and PC manufacturers; TV main board manufacturers, and chip manufacturers;
•
motion-picture studios, networks streaming partners (including content aggregators and SVOD, FAST, and AVOD providers), and other content providers;
•
semiconductor and equipment manufacturers;
•
content rights holders;
•
retailers and distributors of consumer electronic products;
•
advertisers and advertising technology partners;
•
digital rights management suppliers; and
•
internet portals and other digital distribution companies.

Our license agreements are typically non-exclusive, and therefore our licensees are free to enter into similar agreements with third parties, including our competitors. Our licensees may develop or pursue alternative technologies either on their own or in collaboration with others, including our competitors.

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

Relationships have historically played an important role in the entertainment industries that we serve. If we fail to maintain and strengthen these relationships, these industry participants may not purchase and use our technologies or facilitate the integration or adoption of our technologies, which will harm our business, financial condition, results of operations and prospects and may make it more difficult for us to enter into new markets. In addition, if major industry participants form strategic relationships that exclude us, our business, financial condition, results of operations and prospects could be materially adversely affected.

Our pursuit of acquisitions and divestitures may adversely affect our business operations or stock price if we cannot successfully execute our strategies.

We have made several acquisitions, domestically and internationally, and recently divested our AutoSense and related imaging business as well as substantially all of the assets and certain liabilities of Perceive Corporation (later known as Xperi Pylon Corporation), our subsidiary focused on edge inference hardware and software technologies. Our current plan is to continue to acquire or divest assets, technologies, or companies where we believe the transaction would be strategic to our future business or strategies or otherwise would be in the best interest of the Company and our stockholders. Acquisitions and divestitures involve challenges in terms of successful integration or separation, as applicable, of technologies, products, services, and employees. We may not realize the anticipated benefits of acquisitions or divestitures we have completed or may complete in the future, and we may not be able to successfully incorporate or separate the applicable services, products, or technologies, or integrate or separate personnel from the applicable businesses, in which case, our business, financial condition and results of operations could be harmed.

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

In addition, we may not be successful in maintaining existing relationships or developing new relationships with partners or content providers. As a result, we cannot ensure that a sufficient amount of content will be released in a DTS audio format or that manufacturers will continue offering DTS decoders in the consumer electronics products that they sell. If DTS is not able to maintain these relationships, or if the terms of these relationships are less favorable to us, our business, financial condition, and results of operations, including revenue from our DTS audio technologies, could be materially adversely affected.

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

Demand for our automotive technologies also may be impacted by declines in the automotive industry, which historically has been cyclical and experienced downturns during declining economic conditions. The persistent downturn in the automotive markets resulting from the COVID-19 pandemic and related events reduced demand for these technologies. There is no guarantee that growth trends will return to our pre-pandemic level, and a sustained reduction in our automotive-based royalties may cause us to fail to meet our previously projected growth rates. Furthermore, demand for and adoption of our HD Radio and DTS AutoStage technologies and services may not continue to increase and may face increased competition from existing suppliers or new entrants providing the same or similar services, in some cases, at lower prices or free of charge.

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

The DTS AutoStage technology is dependent on broadband connectivity within the vehicle. A slower deployment or adoption of broadband connectivity within automobiles could negatively impact the deployment of DTS AutoStage technology. The DTS AutoStage technology and services also rely upon content and metadata, which may have been licensed or acquired from third-party content owners or licensors, third-party service providers, and internet infrastructure outside of our control.

If we are unable to further penetrate the streaming and downloadable content delivery markets and adapt our technologies for those markets, our royalties and ability to grow our business could be adversely impacted.

Prior to the advent of streaming and downloadable content services, video and audio content was purchased and consumed primarily via optical disc-based media. The growth of the internet and network-connected device usage, along with the rapid advancement of online and mobile content delivery, has resulted in download and streaming services becoming mainstream with consumers in various parts of the world. We expect the shift away from optical disc-based media to streaming and downloadable content consumption to continue, and optical disc-based media eventually will become obsolete. If we fail to continue to further penetrate the streaming and downloadable content delivery market as the market for optical disc-based media continues to decline, our business could suffer.

The services that provide content from the internet generally are not governed by international or national standards and thus are free to choose any media format(s) to deliver their products and services. This freedom of choice on the part of online content providers could limit our ability to grow if such content providers do not incorporate our technologies into their services, which could affect demand for our technologies.

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

To be successful, we design certain of our solutions to interoperate effectively with a variety of consumer hardware devices, including PCs, tablets, smartphones, TVs, set-top boxes, video game consoles, MP3 devices, multi-media storage devices, portable media players, DVD players and recorders, and Blu-ray players. Certain of our TiVo products rely on multiple systems operator support of CableCARD, and such support has been decreasing. We depend on significant cooperation with manufacturers of these devices and the components integrated into these devices, as well as software providers that create the operating systems for such devices, to incorporate certain of our technologies into their product offerings and ensure consistent playback of encoded files. Currently, a limited number of devices are designed to support certain of our technologies. If we are unsuccessful in causing component manufacturers, device manufacturers and software providers to integrate certain of our technologies into their product offerings, those technologies may become less accessible to consumers, which would adversely affect our business, financial condition, and results of operations.

Our failure to adequately manage our increasingly complex distribution agreements, including licensing, development and engineering services, may cause unexpected delays and loss of revenue in the deployment of advanced television solutions.

In connection with our deployment arrangements for TiVo Pay-TV products, we engage in complex licensing, development and engineering services arrangements with our marketing partners and distributors. These deployment agreements with television service providers usually provide for some or all of the following deliverables: software engineering services, solution integration services, hosting the TiVo service, maintenance and support. In general, these contracts are long-term and complex and often rely on the timely performance of such television service provider’s third-party vendors that are outside of our control. The engineering services and technology we agree to provide and/or develop may be essential to the functionality of the licensed software and delivered product or such software may involve significant customization and modification for each customer. We have experienced in the past, and may in the future experience, delays in delivery with television service providers as well as significant increases in expected costs of development and performance in certain instances. Additional delays could lead to additional costs and adverse accounting treatments, potentially resulting in us recognizing costs earlier than expected. If we are unable to deliver the contracted-for technology, including specified customizations and modifications and services in a timely manner or at all, then we could face penalties in the form of unreimbursed engineering development work, loss of subscriber or minimum financial commitments on the part of our partners, or in extreme cases, the early termination of such distribution agreements. In any such case, our business, financial condition, and results of operation may be harmed.

We make significant investments in new products and services that may not achieve technological feasibility or profitability or that may limit our growth.

We have made and will continue to make significant investments in research, development, and marketing of new technologies, products and services, including audio and media. Investments in new technologies are speculative and technological feasibility may not be achieved. Commercial success depends on many factors including demand for innovative technology, availability of materials and equipment, the selling price the market is willing to bear, competition and effective licensing or product sales. We may not achieve significant revenue from new product and service investments for a number of years, if at all. Moreover, new technologies, products and services may not be profitable, and even if they are profitable, operating margins for new products and businesses may not be as high as the margins we have experienced historically or originally anticipated.

Technologies such as those we are developing are subject to supply chain disruptions, cost pressures, extensive competition, and a relentless pace of innovation. These products could be copied or functionally surpassed by other designers, manufacturers, or innovators, some of whom may have far greater financial resources than us, and who may be able to develop products with greater capabilities or lower cost. Potential customers may also be hesitant to adopt new technologies and may instead turn to competitors who offer competing products in different deployment models. Our technologies may also require potential customers to adapt their existing software to fully realize the technological advantages. Delays or reluctance by customers to adapt their software could affect the success of these technologies in the marketplace, which may adversely impact our business, financial condition, and results of operations.

Our business involves the use of artificial intelligence technologies, which could subject us to risks.

We use AI Technologies throughout our business and are investing in this area. For example, we use AI Technologies to allow our users to search and discover new content in our products, and internally for business processing and product development. We expect that increased investment will be required in the future to continuously improve our use of AI Technologies. As with many technological innovations, there are significant risks involved in developing, maintaining and deploying AI Technologies and there can be no assurance that the usage of or our investments in such technologies will always enhance our products or services or be beneficial to our business, including our efficiency or profitability. The continuous development, maintenance and operation of our AI Technologies is expensive and complex, and may involve unforeseen difficulties including material performance problems, undetected defects or errors.

With respect to our products or services that incorporate AI Technologies, the market for such products and services is rapidly evolving and important assumptions about the cost, performance, and perceived value associated with our services or products may be inaccurate. We cannot be sure that the market will continue to grow or that it will grow in ways we anticipate. In addition, market acceptance and consumer perceptions of products and services that incorporate AI Technologies is uncertain. Our failure to successfully develop and commercialize our products or services involving AI Technologies could depress the market price of our stock and impair our ability to: raise capital; expand our business; provide, improve and diversify our product offerings; continue our operations and efficiently manage our operating expenses; and respond effectively to competitive developments.

In addition to our proprietary AI Technologies, we use AI Technologies licensed from third parties in our internal operations, and our ability to continue to use such technologies at the scale we need may be dependent on access to specific third-party software and infrastructure. We cannot control the availability or pricing of such third-party AI Technologies, especially in a highly competitive environment, and we may be unable to negotiate favorable economic terms with the applicable providers. In addition, to the extent any third party AI Technologies are used as a hosted service, any disruption, outage, or loss of information through such hosted services could disrupt our operations or solutions, damage our reputation, cause a loss of confidence in our solutions, or result in legal claims or proceedings, for which we may be unable to recover damages from the affected provider.

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

We also rely on third parties to whom we outsource supply chain activities related to inventory warehousing, order fulfillment, distribution, and other direct sales logistics to provide cost-effective and efficient supply chain services. We cannot be sure that these parties will perform their obligations as expected or that any revenue, cost savings or other benefits will be derived from the efforts of these parties. If one or several of our third-party supply chain partners were to discontinue service to us, our ability to fulfill sales orders through the TiVo website and distribute inventory timely, cost effectively, or at all, may be delayed or prevented, which could harm our business, financial condition, and results of operations. Any of these events could require us to undertake unforeseen additional responsibilities or devote additional resources to commercialize our TiVo service. Any of these outcomes could harm our ability to compete effectively and achieve increased market acceptance and brand recognition.

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

Any one or more of the above factors may adversely affect our international operations and could significantly affect our business, financial condition, results of operations and cash flows. For example, the United States has signaled its intention to change U.S. trade policy, including renegotiating or terminating existing trade agreements and leveraging tariffs. In February 2025, the United States imposed additional tariffs on imports from China and announced and subsequently paused implementation of tariffs on imports from Canada and Mexico. These additional tariffs or any future tariffs, as well as a government’s adoption of “buy national” policies or retaliation by another government against such tariffs or policies have introduced significant uncertainty into the market and may affect the prices of and demand for the products that include our technologies, which could have a negative impact on the Company’s results of operations.

Further, the results of our operations will be dependent to a large extent upon the global economy. Geopolitical factors such as terrorist activities, wars, foreign invasion or armed conflict, tariffs, trade disputes, local or global recessions, diplomatic or economic tensions (such as the tension between China and Taiwan), long-term environmental risks, climate change, or global health conditions that adversely affect the global economy may adversely affect our business, financial condition and results of operations.

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

In February 2025, we entered into an accounts receivables securitization program with a three-year term pursuant to which we may borrow up to $55.0 million. Our indebtedness may limit our ability to borrow additional funds, limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes, require us to use a substantial portion of our cash flow from operations to repay our debt obligations, limit our flexibility to plan for, or react to, changes in our business and industry, place us at a competitive disadvantage compared to our less leveraged competitors and increase our vulnerability to the impact of adverse economic and industry conditions.

Risks Related to Cybersecurity and Data Privacy

If we or our third-party providers experience significant disruptions of our IT Systems or data security incidents, this could result in harm to our reputation, subject us to liability, cause us to modify our business practices, and otherwise materially adversely affect our business, results of operations, and financial conditions.

We are dependent on information technology systems and infrastructure for both internal and external operations that are critical to our business (collectively, “IT Systems”). We own and manage some of these IT Systems but also rely on third parties for a range of IT Systems. In the ordinary course of our business, we and certain of our third-party providers collect, store, process, and transmit large amounts of corporate, personal, and other information, including intellectual property, proprietary business information, user information (including user payment card information), employee information, and other confidential information (collectively, “Confidential Information”). Our obligations under applicable laws, regulations, contracts, industry standards, self-certifications, and other documentation may include maintaining the confidentiality, integrity, and availability of our IT Systems and Confidential Information, including maintaining reasonable and appropriate security safeguards as part of an information security program. Failure or perceived failure to protect our IT Systems and Confidential Information could create potential legal liability to regulators, our business partners, our users, and other relevant stakeholders, and harm our reputation by impacting the attractiveness of our services to existing and potential users.

We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems and Confidential Information, including security breaches, unauthorized access (malicious or accidental), misuse of information by authorized users, data leaks or unintentional exposure of information, failed processes or other bugs, loss of data, social engineering/phishing, human or technological error, malicious code embedded in open-source software, damages from computer viruses or malware, natural disasters, terrorism, system changes or upgrades, data redundancy/backup failures, or telecommunication failures or disruption of service. Remote and hybrid working arrangements at our company (and at many third-party providers) also increase cybersecurity risks due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks. Additionally, any integration of artificial intelligence in our or any service providers’ operations, products, or services is expected to pose new or unknown cybersecurity risks and challenges.

Our online business activities depend on the ability to store and transmit Confidential Information securely on our IT Systems and third-party systems, and over private, hybrid and public networks. Further, because some of our technologies are intended to inhibit use of or restrict access to our customers’ intellectual property, we may become the target of hackers or other persons whose use of or access to our customers’ intellectual property is affected by our technologies. Any compromise of our ability to store or transmit such Confidential Information securely or reliably, and any costs associated with preventing or eliminating such problems, could harm our business, financial condition, and results of operations.

Cyberattacks are expected to accelerate on a global basis in frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools—including artificial intelligence—that circumvent security controls, evade detection and remove forensic evidence. As a result, we may be unable to detect, investigate, remediate or recover from future attacks or incidents, or to avoid a material adverse impact to our IT Systems, Confidential Information or business. There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our IT Systems and Confidential Information.

We and certain of our third-party providers regularly experience cyberattacks and other incidents, and we expect such attacks and incidents to continue in varying degrees. While to date no incidents have had a material impact on our operations or financial results, we cannot guarantee that material incidents will not occur in the future. Any adverse impact to the availability, integrity or confidentiality of our IT Systems or Confidential Information could damage our business, hurt our ability to distribute products and services and collect revenue, threaten the proprietary or confidential nature of our technology, harm our reputation, increase the costs of our ongoing cybersecurity protections, result in costly enhancements or remediation measures, and expose us to litigation (including class action lawsuits), government investigations, and other liabilities. Because some of our technologies are intended to inhibit use of or restrict access to our customers’ intellectual property, we may become the target of hackers or other persons whose use of or access to our customers’ intellectual property is affected by our technologies.

Any or all of the foregoing could materially adversely affect our business, results of operations, and financial condition. Finally, we cannot guarantee that any costs and liabilities incurred in relation to an attack or incident will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all.

Moreover, as we accept debit and credit cards for payment, we are subject to the Payment Card Industry Data Security Standard (“PCI-DSS”), issued by the Payment Card Industry Security Standards Council. PCI-DSS contains compliance guidelines with regard to our security surrounding the physical and electronic storage, processing and transmission of cardholder data. If we or our service providers are unable to comply with the security standards established by banks and the payment card industry, we may be subject to fines, restrictions and expulsion from card acceptance programs, which could materially and adversely affect our business.

The European Union (“EU”) also imposes cybersecurity obligations on organizations that provide managed information and communications technology services, including with respect to software development for other businesses and the United Kingdom (“UK”) has implemented legislation that, among other things, imposes obligations on manufacturers, importers and distributors of specific categories of consumer connectable products to comply with minimum security requirements with a view to securing such products against cyber-attacks. EU Member States may also impose more stringent requirements on in-scope entities with respect to cybersecurity than those imposed by the EU. This could lead to divergences in approach and make compliance more challenging and costly for multinational organizations. Noncompliance with any applicable EU or UK laws, regulations or other requirements could expose us to significant fines.

Given the rapidly evolving nature of the regulatory landscape, we may be unable to ensure timely compliance with these requirements, which may adversely impact our business, financial condition and results of operations.

We and our service providers and partners collect, process, transmit, and store Personal Information, and any failure by us, our service providers, or partners to comply with ever-evolving federal, state, and foreign laws and other requirements related to this information may result in significant liability, negative publicity, and/or an erosion of trust, which could materially adversely affect our business, results of operations, and financial condition.

We collect, use, process, transmit, and store information that is related to individuals and/or that constitutes “personal data,” “personal information,” “personally identifiable information,” or similar terms under applicable data privacy laws (collectively, “Personal Information”) about consumers and their devices, employees, job applicants and partners. We also rely on third-party service providers and partners to collect, process, transmit, and store Personal Information on our behalf. We collect such information from individuals located both in the United States and abroad, and we, and our service providers and business partners use tracking technologies, including cookies, device identifiers, and related technologies, to help us manage and track our users’ interactions with our products and services, devices, website, and partners’ content.

To deliver relevant advertisements effectively, we must successfully leverage this Personal Information, as well as data provided by third parties. Our ability to collect and use such data could be restricted by a number of factors, including users having the ability to refuse consent to or opt out from our, our service providers’, or our advertising partners’ collection and use of this Personal Information, restrictions imposed by advertisers, content partners, licensors, and service providers, changes in technology, and developments in laws, regulations, and industry standards. For example, certain EU laws and regulations prohibit access to or storage of information on a user’s device (such as cookies and similar technologies that we use for advertising) that is not “strictly necessary” to provide a user-requested service or used for the “sole purpose” of a transmission unless the user has provided consent, and users may choose not to provide this consent to collection of information which is used for advertising purposes.

Additionally, certain device manufacturers or operating system providers may restrict the deployment of cookies and similar technologies or otherwise restrict the collection of Personal Information through these or other tools, via our applications. Any restrictions on our ability to collect or use Personal Information could harm our ability to grow our revenue, particularly our Media Platform revenue which depends on engaging the relevant recipients of advertising campaigns.

We and our vendors and partners are also subject to various federal, state, and foreign laws and regulations as well as industry standards and contractual obligations governing the collection, use, retention, protection, disclosure, cross-border transfer, localization, sharing, and security of the Personal Information. These requirements and their application, interpretation and amendment, as well as the regulatory environment for the collection and use of Personal Information by device manufacturers, online service providers, content distributors, advertisers, and publishers is evolving in the United States and internationally. It is also possible that new laws, regulations and other requirements, or amendments to or changes in interpretations of existing laws, regulations and other requirements, may require us to incur significant costs, implement new processes, or change our handling of Personal Information and business operations, which could ultimately hinder our ability to grow our business by extracting value from our data assets.

For example, privacy and consumer rights groups and government bodies (including the U.S. Federal Trade Commission (“FTC”), state attorneys general, the European Commission, and European and UK data protection authorities), have increasingly scrutinized privacy issues with respect to devices that identify or are identifiable to a person (or household or device) and Personal Information collected through the internet, and we expect such scrutiny to continue to increase. The U.S. federal government, U.S. states, and foreign governments have enacted (or are considering) laws and regulations that could significantly restrict industry participants’ ability to collect, use, and share Personal Information, such as by regulating the level of consumer notice and consent required before a company can place cookies or other tracking technologies or collect categories of Personal Information deemed sensitive. Additionally, many such laws and regulations provide consumers with the ability to opt-out of the use of their Personal Information for certain processing purposes, which could impact our business. For example, the EU General Data Protection Regulation (“GDPR”) imposes detailed requirements related to the collection, storage, and use of Personal Information related to people located in the EU (or which is processed in the context of EU operations) and places data protection obligations and restrictions on organizations, and may require us to make further changes to our policies and procedures in the future beyond what we have already done. Member states also have some flexibility to supplement the GDPR with their own laws and regulations and may apply stricter requirements for certain data processing activities. As a result of the exit of the United Kingdom from the European Union, the UK’s GDPR will not automatically incorporate any future changes made to the EU’s GDPR going forward (which would need to be specifically incorporated by the United Kingdom government). Moreover, the United Kingdom government has publicly announced plans to reform the UK’s GDPR in ways that, if formalized, are likely to deviate from the EU’s GDPR in certain areas, which creates a risk of divergent parallel regimes and related uncertainty, along with the potential for increased compliance costs and risks for affected businesses. We are monitoring such developments and the impact this may have on our business.

If we are not compliant with data protection laws or regulations if and when implemented, we may be subject to significant fines and penalties (such as restrictions on Personal Information processing) and our business may be harmed. For example, under the GDPR, fines of up to 20 million euros or 4% of the annual global revenue of a noncompliant company, whichever is higher, as well as data processing, possible prohibitions, or other restrictions, could be imposed for violation of certain of the GDPR’s requirements. Further, the GDPR provides for private litigation related to the processing of personal data that can be brought by classes of data subjects or consumer protection organizations authorized at law to represent the data subjects’ interests.

Moreover, the EU’s Data Act creates a regulatory framework to govern the sharing, use and re-use of internet or product-generated data and imposes, among other obligations, certain requirements concerning cross-border international transfers of, and governmental access to, non-personal data outside the European Economic Area (“EEA”). Depending on how this act and any similar laws are implemented and interpreted, we may have to adapt our business practices and contractual arrangements to comply with such obligations.

The U.S. data protection legal landscape also continues to evolve, with various states having enacted broad-based data privacy and protection legislation and with states and the federal government continuing to consider additional data privacy and protection legislation. The potential effects of this legislation are far-reaching and may require us to modify our data processing practices and policies and incur substantial costs and expenses in an effort to comply. For example, the California Consumer Privacy Act provides for civil penalties for violations, as well as a private right of action for certain data breaches that may increase data breach litigation. Federal laws such as the Children’s Online Privacy Protection Act and Video Privacy Protection Act may also pose risks to our business.

We are continuing to assess the impact of new and proposed data privacy and protection laws and proposed amendments to existing laws on our business. Among other things, such restrictions are likely to increase the number of users to whom we cannot serve targeted advertising and are likely to restrict our ability to collect and process certain types of Personal Information deemed sensitive under these new laws.

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

As part of our data protection compliance program, we have implemented data transfer mechanisms to provide for the transfer of Personal Information from the EEA or the United Kingdom to the United States.

In addition, cloud service providers upon which our services depend are experiencing heightened scrutiny from EU regulators, which may lead to significant shifts or unavailability of cloud services to transfer Personal Information outside the EU, which may significantly impact our costs or ability to operate.

We continue to assess the available regulatory guidance, determinations, and enforcement actions from EU and UK Data Protection Authorities and the U.S. Department of Commerce on international data transfer compliance for companies, including guidance on specific supplementary measures in addition to the model clauses as well as specific data sharing that may be deemed a cross-border transfer for which appropriate safeguards must be implemented. Although the United Kingdom currently has an adequacy decision from the European Commission, such that standard contractual clauses are not required for the transfer of personal data from the EEA to the United Kingdom, that decision will sunset in June 2025 unless extended and it may be revoked in the future by the European Commission if the United Kingdom data protection regime is reformed in ways that deviate substantially from the GDPR. Our ability to continue to transfer personal information outside of the EU and UK may become significantly more costly and may subject us to increased scrutiny and liability under the GDPR or other legal frameworks, and we may experience operating disruptions if we are unable to conduct these transfers in the future.

We will continue to review our business practices and may find it necessary or desirable to make changes to our personal information processing to cause our transfer and receipt of EEA residents’ personal information to conform to applicable European law.

Even though we believe we and our vendors are generally in compliance with applicable laws, rules and regulations relating to privacy and data security, these laws are in some cases relatively new and the interpretation and application of these laws are uncertain. Any failure or perceived failure by us to comply with data privacy laws, rules, regulations, industry standards and other requirements could result in proceedings or actions against us by individuals, consumer rights groups, government agencies, or others. We could incur significant costs in investigating and defending such claims and, if found liable, pay significant damages or fines or be required to make changes to our business. Further, these proceedings and any subsequent adverse outcomes may subject us to significant negative publicity and an erosion of trust. If any of these events were to occur, our business, results of operations, and financial condition could be materially adversely affected. Moreover, we have incurred, and will continue to incur, expenses to comply with privacy and security standards and protocols imposed by law, regulation, industry standards, and contractual obligations. Increased regulation of Personal Information collection, use, and security practices, including self-regulation and industry standards, changes in existing laws, enactment of new laws, increased enforcement activity, and changes in interpretation of laws, could increase our cost of compliance and operation, limit our ability to grow our business, or otherwise harm our business.

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

As a result of intellectual property infringement claims, or to avoid potential claims, we may choose or be required to seek licenses from third parties. These licenses may not be available on commercially reasonable terms, or at all, thereby hindering our ability to sell or use the relevant technology or requiring redesign of the allegedly infringing solutions to avoid infringement, which could be costly, time-consuming, or impossible. Even if we are able to obtain a license, the license would likely obligate us to pay license fees or royalties or both, and the rights granted to us might be nonexclusive, with the potential for our competitors to gain access to the same intellectual property. In addition, the rights that we secure under intellectual property licenses may not include rights to all of the intellectual property owned or controlled by the licensor, and the scope of the licenses granted to us may not include rights covering all of the products and services provided by us and our licensees. The occurrence of any of the foregoing could harm our business.

If we fail to protect and enforce our intellectual property rights, contract rights, or our confidential information, our business may suffer.

We rely primarily on a combination of license, development and nondisclosure agreements and other contractual provisions, as well as patent, trademark, trade secret and copyright laws, to protect our technology and intellectual property. If we fail to protect our technology, intellectual property, or contract rights, our customers and others may seek to use our technology and intellectual property without the payment of license fees and royalties, which could weaken our competitive position, reduce our operating results and increase the likelihood of costly litigation. Others may also develop technologies that are similar or superior to our technologies or duplicate our technologies.

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

Further, the laws and enforcement regimes of certain countries may not protect our technology and intellectual property to the same extent as the laws and enforcement regimes of the United States. In certain jurisdictions, we may be unable to protect our technology and intellectual property adequately against unauthorized use, which may adversely affect our business, financial condition and results of operations.

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

Unauthorized use of generative artificial intelligence technologies in the development of our products or the operation of our business could expose us to risks of unauthorized disclosure of proprietary information, security vulnerabilities, or intellectual property infringement claims.

Although we take steps to ensure that our employees and consultants do not engage in any unauthorized use of AI Technologies, we cannot be certain that our employees or consultants will not, from time to time, engage in such unauthorized use, including by inputting our proprietary information or the proprietary information of others into third-party AI Technologies. Such unauthorized use may lead to the disclosure of our valuable proprietary information which may be used to train third-party AI Technologies. Further, we may be subject to claims that we or these individuals have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

Under our agreements with many of our customers and partners, we are required to provide indemnification in the event our technology is alleged to infringe upon the intellectual property rights of third parties.

In many of our agreements, we have agreed to indemnify our customers and partners under certain circumstances. We have in the past and may in the future incur significant expenses responding to indemnification demands or defending these partners if they are accused of patent or other intellectual property infringement based on allegations related to our technology, products or services. If a partner were to be accused of infringement, settle or lose a lawsuit and in turn seek indemnification from us, we could be subject to significant expense responding to the indemnification claim and/or monetary liabilities relating to a judgment or settlement. Liability under our indemnification commitments may not be contractually limited.

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

Macroeconomic uncertainties, including increased inflation and interest rates, recessionary fears, financial and credit market fluctuations, changes in economic policy, bank failures, labor disputes, tariffs, and global supply chain constraints have in the past, and may continue to, adversely impact many aspects of our business. For example, our success depends, in part, on the level of discretionary consumer and corporate spending. Discretionary consumer and corporate spending is affected by many factors, including economic conditions affecting disposable consumer income and corporate spending, such as the rate of inflation, risk of recession, employment status, labor disputes, and interest and tax rates. In recent years, the economy has experienced unusually high inflation, increased perceived risk of recession, and higher interest rates, which has negatively impacted, and could continue to negatively impact consumer and corporate spending. A decrease in discretionary consumer and corporate spending, including as a result of price increases stemming from the imposition of tariffs on foreign imports, could result, in particular, in a reduction in the purchases of TVs, automobiles and consumer electronic devices, and an ensuing reduction in our monetization revenue. During past economic slowdowns and recessions, many consumers reduced their discretionary spending and advertisers reduced their advertising expenditures. Any such conditions, including reduction in entertainment promotional spending by media and content providers, could significantly impact our ability to generate revenue, and thus impact our business, financial condition and results of operations.

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

Occurrence of any catastrophic event, including an earthquake, flood, tsunami, wildfire, hurricanes or other weather event, power loss, internet failure, software or hardware malfunctions, cyber attack, war or foreign invasion, terrorist attack and other geopolitical conflicts, medical epidemic or pandemic, government shutdown orders, other man-made disasters, or other catastrophic events could disrupt our, our business partners’ and customers’ business operations or result in disruptions in the broader global economic environment. Any of these business disruptions could require substantial expenditures and recovery time in order to fully resume operations.

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

In addition, our offices and facilities, and those of our contract manufacturers, suppliers, and partners, could be vulnerable to the effects of climate change (such as sea level rise, drought, flooding, wildfires, and increased storm severity) that could disrupt our business operations. For example, in California, increasing intensity of drought and annual periods of wildfire danger increase the probability of planned power outages. In particular, our office in Calabasas, California has experienced planned power outages that have extended for multiple days. Further, acts of terrorism could cause disruptions to the internet or the economy as a whole.

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

Our business and operations may be subject to a variety of U.S. federal, state and international laws and regulations regarding the environment and social responsibility, as well as increased stakeholder scrutiny and related expenses which may affect our business and operations.

Issues related to the environment and social responsibility may result in regulatory requirements that could have an adverse impact on our financial condition or our business. At the international and state levels, we may face new, varied, or changing requirements regarding greenhouse gases in our operations or supply chain partners, including manufacturing, transportation and distribution, resulting in increased costs or requiring increased disclosures relating to our greenhouse gas emissions or reductions thereof. Failure to comply with any of these laws or requirements could have an adverse impact on our financial condition or reputation.

In addition, our practices and public disclosures related to environmental, social and governance matters could impact our brand and reputation. If our practices do not meet evolving investor or other stakeholder expectations and societal and regulatory standards, our ability to attract or retain employees, and our attractiveness as an investment or business partner could be negatively impacted, which could adversely affect our operating results. Additionally, both advocates and opponents to environmental, social and governance matters are increasingly resorting to a range of activism forms, including media campaigns, shareholder proposals, and litigation, to advance their perspectives. To the extent we are subject to such activism, it may require us to incur costs or otherwise adversely impact our business.

Risks Related to Financial Matters

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

We are subject to or affected by general business regulations and laws, as well as regulations and laws specific to the internet and online services, including laws and regulations related to data privacy and security, consumer protection, data localization, law enforcement access to data, encryption, telecommunications, social media, payment processing, taxation, trade, intellectual property, competition, electronic contracts, internet access, net neutrality, advertising, content restrictions, protection of children, and accessibility, among others. We cannot guarantee that we have been or will be fully compliant in every jurisdiction. Litigation and regulatory proceedings are inherently uncertain, and the federal, state, and foreign laws and regulations governing issues such as data privacy and security, payment processing, taxation, net neutrality, liability of providers of online services, video, telecommunications, e-commerce tariffs, and consumer protection related to the internet continue to develop and may be subject to varying interpretations. Moreover, as internet commerce and advertising continue to evolve, increasing regulation by federal, state, and foreign regulatory authorities becomes more likely.

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

Laws relating to data privacy and security, data localization, artificial intelligence, law enforcement access to data, encryption, consumer protection, protection of children, and similar activities continue to proliferate, often with little harmonization between jurisdictions and limited guidance. For information on data privacy and security risks, see the section entitled “Risks Related to Cybersecurity and Data Privacy.”

Rules governing new technological developments, such as developments in generative AI, remain unsettled. We leverage machine learning and AI Technologies in developing and providing our products and services. The legal and regulatory landscape surrounding these technologies is rapidly evolving and uncertain, including in the areas of intellectual property, cybersecurity, and privacy and data protection. Compliance with new or changing laws, regulations or industry standards relating to these technologies, such as the EU Artificial Intelligence Act that was enacted in 2024, may impose significant operational costs and may limit our ability to develop, deploy or use these technologies.

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

Beginning in 2003, the FCC adopted regulations implementing an agreement between cable television system operators and CE manufacturers to facilitate the retail availability of so-called “plug and play” devices that use unidirectional CableCARDs, including digital televisions and other digital devices that enable subscribers to access cable television programming without the need for a set-top-box (STB) (but without the ability for consumers to use interactive content). In September 2020, the FCC eliminated rules requiring cable providers to support CableCARD. While the cable industry has continued to provide CableCARDs for third-party devices like ours, certain large operators such as Comcast have started to discontinue their support of CableCARDs. We also cannot predict the ultimate impact of any new technical equipment regulations on our business and operations. Current FCC regulations no longer prohibit multi-channel video service providers from deploying navigation devices with combined security and non-security functions, and further developments with respect to these issues could impact the availability and/or demand for “plug and play” devices, particularly bi-directional devices and STBs, all of which could affect demand for UXs incorporated in STBs or CE devices. If the cable industry continues to shift away from providing CableCARD support for TiVo retail customers, revenue from device sales and retail service fees would be affected as customers would likely cease purchasing new devices and cancel the TiVo service on their existing devices and our business and results of operations would be adversely affected.

Risks Related to the Separation

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

Pursuant to the stock repurchase program approved by the Board of Directors in April 2024 (the “Program”), we may repurchase of up to $100.0 million of our common stock, from time to time, through open market purchases, block trades, in privately negotiated transactions, accelerated share repurchase transactions, or by other means. Since the inception of the Program, we have repurchased an aggregate of approximately 2.2 million shares of common stock at a total cost of $20.0 million at an average price of $9.23 per share of common stock. The volume, timing, and manner of any repurchases will be determined at our discretion, subject to general market conditions, as well as our management of capital, general business conditions, other investment opportunities, regulatory requirements, and other factors. The Program does not have an expiration date and does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares, or to do so in any particular manner. Further, repurchases under the Program could affect our share trading prices or increase their volatility, and any repurchases will reduce our cash reserves. We are under no legal obligation to repurchase any shares, and if we do not do so or if we commence repurchases and then suspend or terminate them, the trading prices of our stock may decrease and their volatility increase. We may not in the future have cash and cash equivalents sufficient to fund all potential repurchases under the Program. Even if we complete the Program, we may not be successful in our goal of enhancing stockholder value. As we use our cash resources in the Program, we have less cash to fund our operations and pursue other opportunities that may provide value to stockholders.

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

A stockholder’s percentage ownership in us may be diluted because of equity issuances for acquisitions, capital markets transactions or otherwise, including, without limitation, equity awards that we may grant to our directors, officers, and employees. In addition, our amended and restated certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over our common stock with respect to dividends and distributions, as our Board of Directors generally may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our common stock. For example, we could grant the holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we could assign to holders of preferred stock could affect the residual value of our common stock.

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

While we generally must comply with Section 404 of the Sarbanes-Oxley Act, we are not required to have our independent registered public accounting firm attest to the effectiveness of our internal controls until our first annual report subsequent to our ceasing to be an emerging growth company. Accordingly, we may not be required to have our independent registered public accounting firm attest to the effectiveness of our internal controls until as late as our annual report for the year ending December 31, 2027. Once it is required to do so, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed, operated or reviewed. We will remain an emerging growth company for up to five years, although we will lose that status sooner if we have more than $1.235 billion of revenue in a fiscal year, have more than $700 million in market value of our common stock held by non-affiliates, or issue more than $1 billion of non-convertible debt over a three-year period.

For so long as we rely on any of the exemptions available to emerging growth companies, investors will receive less information about our executive compensation and internal control over financial reporting than issuers that are not emerging growth companies. We cannot predict whether investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock to be less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

General Risk Factors

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

There is no guarantee that in the future we will be able to remediate any identified material weakness timely or at all, or in a cost-effective manner. If the remediation of any identified material weakness is not completed in a timely fashion, or at all, or if the remediation plan is inadequate, there will be an increased risk that we may be unable to timely file future periodic reports with the SEC and that future financial statements could contain errors that will be undetected. The existence of any material weakness in our internal control over financial reporting could also affect our ability to obtain financing or could increase the cost of any such financing. Any such material weakness could also cause investors to lose confidence in the reliability of our financial statements and could result in a decline in the value of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

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

Our corporate information security organization is led by our Chief Information Officer (“CIO”), who brings over 30 years of information technology experience across a wide range of industry sectors, including semiconductor and technology. Before joining Xperi, our CIO was the Chief Information Security Officer for a large technology company. Our CIO oversees our cybersecurity strategy and the development of our cybersecurity capabilities, encompassing risk management and mitigation, incident prevention, detection, and remediation. Our CIO and corporate information security organization collaborate with technical and business stakeholders across our businesses to analyze risks and devise detection, mitigation, and remediation strategies. Additionally, they engage outside legal counsel, experts, consultants, and other third parties to conduct regular audits, assist with forensic investigations, and address cybersecurity threats and incidents. When necessary, they seek input from external experts and consultants on security industry and threat trends.

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

Although the risks from cybersecurity threats have not materially affected our business strategy, results of operations, or financial condition to date, there can be no assurance that they will not be materially affected by such risks or a material incident in the future, or that we have not experienced an undetected cybersecurity incident. As discussed under “Risk Factors” in Part I, Item 1A of this Annual Report, cybersecurity threats pose multiple risks to the Company, including potentially to our results of operations and financial condition. See “Risk Factors — If we or our third-party providers experience significant disruptions of our IT Systems or data security incidents, this could result in harm to our reputation, subject us to liability, cause us to modify our business practices, and otherwise materially adversely affect our business, results of operations, and financial conditions.”

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

Item 2. Properties

We lease our principal corporate headquarters in San Jose, California with approximately 127,000 square feet, where we house administrative, sales, marketing and research and development personnel. We also own a building in Calabasas, California with approximately 89,000 square feet, which houses administrative, sales, marketing and research and development personnel. We also lease facilities in other locations, including China, India, Ireland, Japan, the Republic of Korea, Mexico, Norway, Poland, Romania, Singapore, Sweden, Taiwan, the United Kingdom and the United States. We believe that our existing space is adequate for our current operations. We believe that suitable replacement and additional space, to the extent needed, will be available in the future on commercially reasonable terms.

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

Holders

As of February 10, 2025, there were 44,388,930 outstanding shares of common stock held by 230 stockholders of record. In addition, a substantially greater number of stockholders may be “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Dividends

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

Purchases of Equity Securities by Issuer and Affiliated Purchasers

Share repurchase activity during the three months ended December 31, 2024 was as follows (in thousands, except for per-share amounts):

	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of our share repurchase program	Approximate dollar value of shares that may yet be purchased under our share repurchase program (b)
October 1 — October 31	—	$—	—	$90,000
November 1 — November 30	416	$9.10	416	$86,212
December 1 — December 31	628	$9.87	628	$80,009
Total	1,044		1,044

a)
The average price paid per share includes broker commissions.
b)
On April 29, 2024, we announced that our Board of Directors authorized a stock repurchase program providing for the repurchase of up to $100.0 million of the Company's common stock at management’s discretion. The Program may be discontinued or amended at any time and has no specified expiration date. All repurchases in the three months ended December 31, 2024 were made under the Program. For additional information about the Program, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

Stock Performance Graph

The common stock of Xperi Inc. commenced trading on October 3, 2022 following the completion of the Separation. The following graph shows a comparison of total stockholder return for holders of our common stock, the Nasdaq Composite Index, the Russell 2000 Index and the S&P 500 for the period beginning October 3, 2022, the date of the Separation, through December 31, 2024.

The graph and table assume that $100 was invested on October 3, 2022 in each of our common stock, the Nasdaq Composite Index, the Russell 2000 Index and the S&P 500, and that all dividends were reinvested. This graphic comparison is presented pursuant to the rules of the SEC. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.

We believe the indexes included in the graph below provide similar market capitalizations or technology characteristics to us as we do not use a published industry or line-of-business index and do not believe we can reasonably identify a peer group.

	10/3/2022	12/30/2022	3/31/2023	6/30/2023	9/29/2023	12/29/2023	3/28/2024	6/28/2024	9/30/2024	12/31/2024
Xperi Inc.	$100.00	$57.52	$73.01	$87.84	$65.87	$73.61	$80.56	$54.84	$61.72	$68.60
Nasdaq Composite	$100.00	$96.77	$113.00	$127.48	$122.23	$138.80	$151.45	$163.96	$168.18	$178.55
Russell 2000 Index	$100.00	$103.07	$105.48	$110.53	$104.46	$118.62	$124.32	$119.83	$130.49	$130.50
S&P 500	$100.00	$104.38	$111.71	$120.99	$116.57	$129.67	$142.84	$148.45	$156.66	$159.90

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

This section of Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 1, 2024, which is available free of charge on the SEC’s website at www.sec.gov and our Investor Relations website at investor.xperi.com.

Business Overview

We are a leading consumer and entertainment technology company. We believe we create extraordinary experiences at home and on the go for millions of consumers around the world, enabling our unique audiences to connect with content in a more intelligent, immersive, and personal way. Powering smart devices, connected cars, entertainment experiences and more, we bring together ecosystems designed to reach highly-engaged consumers, allowing us and our ecosystem partners to uncover significant new business opportunities, now and in the future. Our technologies are integrated into consumer devices and a variety of media platforms worldwide, driving increased value for our partners, customers, and consumers. We operate in one reportable business segment and group our revenue into four categories: Pay-TV, Consumer Electronics, Connected Car and Media Platform. Headquartered in Silicon Valley with operations around the world, we have approximately 1,680 employees and more than 35 years of operating experience.

Divestitures

In December 2023, we entered into a definitive agreement with Tobii AB (“Tobii”), an eye tracking and attention computing company, pursuant to which we agreed to sell our AutoSense in-cabin safety business and related imaging solutions (the “AutoSense Divestiture”). The AutoSense Divestiture was completed in January 2024 and has streamlined our business and further enhanced our focus on entertainment markets.

In August 2024, we entered into an Asset Purchase Agreement with Amazon.com Services LLC to sell substantially all of the assets and certain liabilities of Perceive Corporation (later known as Xperi Pylon Corporation and subsequently dissolved in December 2024), a subsidiary focused on edge inference hardware and software technologies, for a gross amount of $80.0 million in cash, including a holdback of $12.0 million to be held for 18 months after the closing of the transaction (the “Perceive Transaction”) to secure our and Perceive Corporation’s indemnification obligations. The Perceive Transaction was completed on October 2, 2024 and we are now fully focused on entertainment-based solutions to grow our independent media platform and licensing businesses.

Results of Operations

The following table presents our historical operating results for the periods indicated as a percentage of revenue:

	Year Ended December 31,
	2024	2023
Revenue	100%	100%
Operating expenses:
Cost of revenue, excluding depreciation and amortization of intangible assets	23	23
Research and development	39	43
Selling, general and administrative	44	45
Depreciation expense	3	3
Amortization expense	9	11
Goodwill impairment	—	—
Impairment of long-lived assets	—	—
Total operating expenses	118	125
Operating loss	(18)	(25)
Interest and other income, net	1	1
Interest expense - debt	(1)	(1)
Gain on divestitures	20	—
Income (loss) before taxes	2	(25)
Provision for income taxes	2	2
Net loss	—	(27)%

Comparison of Fiscal Years Ended December 31, 2024 and 2023

Revenue

We derive the majority of our revenue from licensing our technology and solutions to customers. For our revenue recognition policy including descriptions of revenue-generating activities, refer to Note 3—Revenue of the Notes to Consolidated Financial Statements.

The following table sets forth our revenue by year:

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Revenue	$493,688	$521,334	$(27,646)	(5)%

The $27.6 million or 5% decrease in revenue for the year ended December 31, 2024, compared to the prior year, was primarily attributable to a decline of $50.4 million in Consumer Electronics due to the AutoSense Divestiture, revenue related to minimum guarantee (“MG”) contracts from prior year where revenue is taken at the time of contract execution, and market-based softness of certain end products. Additionally, we had a decrease of $8.6 million in Media Platform revenue driven principally by lower advertising revenue associated with third-party connected TV inventory as well as revenue related to MG contracts from prior year from our middleware solutions platform where revenue is taken at the time of contract execution. These decreases were partially offset by an increase of $16.3 million in Connected Car revenue as a result of higher revenue in Audio Solutions, HD Radio and AutoStage partially offset by the impact of the AutoSense Divestiture. Additionally, there was an increase of $15.0 million in Pay-TV revenue driven largely by higher MG revenue in core guide products and continued growth in IPTV Solutions revenue.

Operating Expenses

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Cost of revenue, excluding depreciation and amortization of intangible assets	$113,756	$118,628	$(4,872)	(4)%
Research and development	191,352	222,833	(31,481)	(14)%
Selling, general and administrative	218,106	233,403	(15,297)	(7)%
Depreciation expense	12,638	16,645	(4,007)	(24)%
Amortization expense	43,376	57,752	(14,376)	(25)%
Impairment of long-lived assets	1,535	1,710	(175)	(10)%
Total operating expenses	$580,763	$650,971	$(70,208)	(11)%

Cost of Revenue, Excluding Depreciation and Amortization of Intangible Assets

Cost of revenue, excluding depreciation and amortization of intangible assets, consists primarily of employee-related costs, royalties paid to third parties, hardware product-related costs, content and data costs, hosting fees, maintenance costs and an allocation of facilities costs, as well as service center and other expenses related to providing our offerings, and non-recurring engineering (“NRE”) services.

Cost of revenue, excluding depreciation and amortization of intangible assets, for the year ended December 31, 2024 was $113.8 million, as compared to $118.6 million for the year ended December 31, 2023, a decrease of $4.8 million, or 4%. This decrease was primarily attributable to lower costs incurred in connection with a decrease in advertising revenue.

Research and Development

Research, development and other related costs (“R&D expense”) consist primarily of employee-related costs, stock-based compensation expense, engineering consulting expenses associated with new product and technology development, product commercialization, quality assurance and testing costs, as well as other costs related to patent applications and examinations, materials, supplies, and an allocation of facilities costs. Other than certain software development costs that are capitalized, all research and development costs are expensed as incurred.

R&D expense for the year ended December 31, 2024 was $191.4 million as compared to $222.8 million for the year ended December 31, 2023, a decrease of $31.4 million, or 14%. The decrease was primarily driven by lower research and development spend in the AutoSense in-cabin safety business and related imaging solutions following the AutoSense Divestiture, a reduction in expenses related to the Perceive business which was sold via the Perceive Transaction in the fourth quarter of 2024 and decreases in stock-based compensation and bonus expenses. These decreases were partially offset by certain one-time compensation and retention expenses associated with the Perceive Transaction and severance charges incurred in 2024.

Selling, General and Administrative

Selling expenses consist primarily of compensation and related costs (including stock-based compensation expense) for sales and marketing personnel engaged in sales and licensee support, marketing programs, public relations, promotional materials, travel, and trade shows. General and administrative expenses consist primarily of compensation and related costs (including stock-based compensation expense) for management, information technology, finance and legal personnel, legal fees and related expenses, facilities costs, and professional services. Our general and administrative expenses, other than facilities-related expenses and fringe benefits, are not allocated to other expense line items.

Selling, general and administrative expenses for the year ended December 31, 2024 were $218.1 million as compared to $233.4 million for the year ended December 31, 2023, a decrease of $15.3 million, or 7%. The decrease was primarily attributable to reduced employee headcount as well as decreases in stock-based compensation and bonus expenses, partially offset by an increase in certain one-time transaction costs primarily related to the AutoSense Divestiture and the Perceive Transaction in 2024.

Depreciation Expense

We recognized depreciation expense for certain equipment, capitalized internal-use software, leasehold improvements, and buildings and improvements. Depreciation expense was $12.6 million for the year ended December 31, 2024, as compared to $16.6 million for the year ended December 31, 2023, a decrease of $4.0 million, or 24%. The decrease was primarily due to certain fixed assets becoming fully depreciated over the past 12 months.

Amortization Expense

We recognized amortization expense for certain intangible assets we acquired in business combinations that are recognized separately from goodwill. Amortization expense for the year ended December 31, 2024 was $43.4 million, as compared to $57.8 million for the year ended December 31, 2023, a decrease of $14.4 million, or 25%. The decrease was primarily due to certain intangible assets becoming fully amortized over the past 12 months.

As a result of previous mergers and acquisitions, we anticipate that amortization expenses will continue to be a significant expense over the next several years. See Note 8—Goodwill impairment and Intangible Assets, Net of the Notes to Consolidated Financial Statements for additional detail.

Stock-based Compensation Expense

The following table sets forth our stock-based compensation (“SBC”) expense for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Cost of revenue, excluding depreciation and amortization of intangible assets	$3,216	$3,466
Research and development	20,634	25,276
Selling, general and administrative	36,691	40,789
Total stock-based compensation expense	$60,541	$69,531

We recognized stock-based compensation expense from restricted stock units and purchases made under our employee stock purchase plan (“ESPP”). The decrease in SBC expense for the year ended December 31, 2024, when compared to the prior year, was primarily driven by lower expense for performance-based restricted stock units and reduced employee headcount in 2024.

Impairment of Long-Lived Assets

As a result of optimizing our global real estate footprint and subleasing certain building and offices following the Spin-Off (as defined in Note 1—The Company and Description of Business), we recorded non-cash impairment charges of $1.5 million and $1.7 million to reduce the carrying amount of certain operating lease right-of-use (“ROU”) assets and property and equipment, including related leasehold improvements, during 2024 and 2023, respectively. We determined that we may not be able to fully recover the carrying amount of the leased building and offices due to how they were being used, a significant decrease in the expected market price of the ROU assets and expected delays in subleasing the space based on the condition of the commercial real estate leasing market.

Interest and Other Income, Net

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Interest and other income, net	$829	$2,991	$(2,162)	(72)%

Interest and other income, net, was lower in 2024 as compared to the prior year principally due to a one-time, non-cash loss of $4.8 million resulting from deconsolidation of the Perceive subsidiary in 2024, partially offset by an increase in accrued and accreted interest income of approximately $3.0 million on the Tobii Note and Deferred Consideration (as defined in Note 7—Acquisitions And Divestitures) from the AutoSense Divestiture.

Interest Expense—Debt

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Interest expense - debt	$(3,008)	$(3,000)	$(8)	0%

The interest expense on debt incurred in connection with the Vewd Acquisition (discussed below in Liquidity and Capital Resources) remained constant in 2024 when compared to 2023.

Gain on Divestiture

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Gain on divestiture	$100,833	$—	$100,833	NM

NM - not meaningful

As disclosed in Note 7—Acquisitions and Divestitures, we completed the AutoSense Divestiture on January 31, 2024 and streamlined our business, further enhancing our focus on entertainment markets. Upon the completion of the AutoSense Divestiture, we recognized a pre-tax gain of $22.9 million in 2024. On October 2, 2024, we closed the Perceive Transaction by selling substantially all the assets and certain liabilities of Perceive. As a result of completing the Perceive Transaction, we recorded a pre-tax gain of $77.9 million in 2024.

We did not recognize any gain on divestiture in the year ended December 31, 2023.

Provision for Income Taxes

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Provision for income taxes	$12,448	$10,042	$2,406	24%

For the year ended December 31, 2024, we recorded an income tax expense of $12.4 million on a pretax income of $11.6 million, which resulted in an effective tax rate of 107.5%. The income tax expense of $12.4 million was primarily related to foreign withholding taxes of $10.9 million and U.S. federal income taxes of $3.7 million, partially offset by a tax benefit of $1.3 million from the release of valuation allowance of a foreign subsidiary.

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

At December 31, 2024, our 2020 through 2024 tax years are generally open to examination. In the United States, any net operating losses or credits that were generated in prior years but not yet fully utilized in a year that is closed under the statute of limitations may also be subject to examination.

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

Liquidity and Capital Resources

The following table presents selected financial information related to our liquidity and significant sources and uses of cash and cash equivalents as of December 31, 2024 and 2023 and for the years ended December 31, 2024 and 2023:

	December 31,
	2024	2023
	(dollars in thousands)
Cash and cash equivalents	$130,564	$154,434	(1)
Current ratio (2)	1.6	1.9
(1)
Included $12.3 million of cash and cash equivalents classified as held for sale at December 31, 2023.
(2)
The current ratio is a liquidity ratio that measures our ability to pay short-term obligations or those due within one year. The ratio is calculated by dividing current assets by current liabilities.

	Year Ended December 31,
	2024	2023
	(in thousands)
Net cash (used in) provided by operating activities	$(55,340)	$62
Net cash provided by (used in) investing activities	$50,820	$(12,933)
Net cash (used in) provided by financing activities	$(19,350)	$7,052

Our primary liquidity and capital resources are our cash and cash equivalents on hand. Cash and cash equivalents were $130.6 million at December 31, 2024, a decrease of $23.8 million from $154.4 million, including $12.3 million classified as held for sale in connection with the AutoSense Divestiture, as of December 31, 2023. This decrease resulted primarily from cash used in operations of $55.3 million, $20.0 million in repurchases of common stock, $7.2 million in payments of withholding taxes on net share settlement of equity awards and $16.8 million of capital expenditures, including capitalized internal-use software costs, partially offset by $67.8 million in net proceeds received from divestitures, and $7.9 million in proceeds from the issuance of common stock under the ESPP.

Our material cash requirements include the following contractual and other obligations.

Leases

We have lease arrangements for office and research facilities, data centers and office equipment. As of December 31, 2024, fixed lease payment obligations amounted to $38.5 million, with $16.9 million payable within 12 months. See Note 10—Leases of the Notes to Consolidated Financial Statements for additional information on lease obligations and maturities.

Short-Term Debt

As of December 31, 2024, we had outstanding short-term debt in an aggregate principal amount of $50.0 million, which is due on July 1, 2025. We may, at any time and on any one or more occasions, prepay all or any portion of the outstanding principal amount, plus accrued and unpaid interest, if any, without premium or penalty. On February 21, 2025, we voluntarily made a full principal payment of $50.0 million plus accrued interest by using a combination of cash on hand and a new long-term financing facility through the securitization of our accounts receivable as described below.

Purchase Obligations

Our purchase obligations primarily consist of noncancelable obligations related to advertising, engineering services and internet and telecommunications services. As of December 31, 2024, we had purchase obligations of $137.9 million, with $47.9 million payable within 12 months. These purchase obligations represent commitments under enforceable and legally binding agreements, and do not represent the entire anticipated purchases in the future. See Note 11—Commitments and Contingencies of the Notes to Consolidated Financial Statements for additional information on our purchase obligations.

Income Tax Payable

As of December 31, 2024, we had accrued $1.3 million of unrecognized tax benefits in long-term income taxes payable related to uncertain tax positions, which included $0.1 million of accrued interest and penalties. At this time, we are unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time.

Stock Repurchase Program

In April 2024, our Board of Directors (the “Board”) authorized the repurchase of up to $100.0 million of our common stock (the “Program”). Under the Program, we may make repurchases, from time to time, through open market purchases, block trades, privately negotiated transactions, accelerated share repurchase transactions, or other means. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases under the Program. As of December 31, 2024, we have repurchased a total of approximately 2.2 million shares of common stock, since inception of the Program, at an average price of $9.23 per share for a total cost of $20.0 million. As of December 31, 2024, the total remaining amount available for repurchase was $80.0 million. We may continue to execute authorized repurchases from time to time under the Program. There is no guarantee that such repurchases under the Program will enhance the value of our common stock.

Cash Flows

Cash Flows from Operating Activities

Net cash used in operations was $55.3 million for the year ended December 31, 2024, primarily due to our net loss of $0.9 million being further adjusted by $71.8 million of changes in operating assets and liabilities driven principally by an increase of $46.3 million in unbilled contracts receivable, and $100.8 million of a non-cash gain recognized from the AutoSense Divestiture and the Perceive Transaction. These changes were partially offset by material non-cash items such as stock-based compensation expense of $60.5 million, amortization of intangible assets of $43.4 million, and depreciation expense of $12.6 million.

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

Cash Flows from Investing Activities

Net cash provided by investing activities was $50.8 million for the year ended December 31, 2024, primarily due to net proceeds from divestitures of $67.8 million, partially offset by capital expenditures of $16.8 million, including capitalized internal-use software.

Net cash used in investing activities was $12.9 million for the year ended December 31, 2023, which was primarily related to capital expenditures, including capitalized internal-use software.

Capital Expenditures

Our capital expenditures for property and equipment consist primarily of purchases of computer hardware and software, capitalized internal-use software, information systems, and production and test equipment. We expect capital expenditures in 2025 to be approximately $20.0 million. These expenditures are expected to be paid with existing cash and cash equivalents. There can be no assurance that current expectations will be realized, and plans are subject to change upon further review of our capital expenditure needs.

Cash Flows from Financing Activities

Net cash used in financing activities was $19.4 million for the year ended December 31, 2024, due to $20.0 million in repurchases of common stock under the Program and $7.2 million in payment of withholding taxes related to net share settlement of equity awards, partially offset by $7.9 million in proceeds from the issuance of common stock under the ESPP.

Net cash provided by financing activities was $7.1 million for the year ended December 31, 2023, primarily due to $11.9 million in proceeds from the issuance of common stock under the ESPP, offset by $4.9 million in payment of withholding taxes related to net share settlement of equity awards.

Short-Term Debt

In connection with the acquisition of Vewd Software Holdings Limited (“Vewd”) on July 1, 2022, we issued a senior unsecured promissory note (the “Promissory Note”) to the sellers of Vewd in the principal amount of $50.0 million, all of which was outstanding at December 31, 2024. Indebtedness outstanding under the Promissory Note bears an interest rate of 6.00% per annum, subject to potential adjustments as described in Note 9—Debt to the Consolidated Financial Statements included in this Form 10-K. The Promissory Note matures on July 1, 2025. We may, at any time and on any one or more occasions, prepay all or any portion of the outstanding principal amount, plus accrued and unpaid interest, if any, under the Promissory Note without premium or penalty. On February 21, 2025, we voluntarily made a full principal payment of $50.0 million plus accrued interest by using a combination of cash on hand and a new long-term financing facility through the securitization of our accounts receivable as described below.

On February 21, 2025, we and Xperi SPV LLC (“Xperi SPV”), a wholly-owned special purpose subsidiary, entered into a Receivables Financing Agreement (the “RFA”) with PNC Bank, National Association (“PNC”), and PNC Capital Markets LLC, and a Sale and Contribution Agreement (the “SCA,” and, together with the RFA, the “RF Agreements”) among us, Xperi SPV and certain of our other wholly-owned subsidiaries to establish an accounts receivable securitization program (the “AR Facility”). Interest is payable on a monthly basis. The AR Facility is scheduled to terminate on February 21, 2028, unless terminated earlier pursuant to its terms. For a detailed description of the AR Facility, refer to Note 18— Subsequent Event.

Upon entering into the RF Agreements on February 21, 2025, we borrowed $40.0 million under the AR Facility. The RF Agreements contain various covenants that we believe are usual and customary. The interest payments on the AR Facility debt, exclusive of the debt issuance costs and related amortization, are expected to be approximately $2.5 million in 2025 and may vary with changes in interest rates.

Liquidity

We believe our current cash and cash equivalents will be sufficient to meet our needs for at least the next 12 months from the issuance date of the Consolidated Financial Statements included in this Form 10-K. As we assess growth strategies, we may need to supplement our cash and cash equivalents with outside sources. As part of our liquidity strategy, we will continue to monitor our earnings and cash flow as well as our ability to access the capital markets as needed.

Poor financial results, unanticipated expenses, unanticipated acquisitions of technologies or businesses or unanticipated strategic investments could give rise to additional financing requirements sooner than we expect. Equity or debt financing may not be available when needed or, if available, equity or debt financing may not be on terms satisfactory to us.

We may supplement our short-term liquidity needs with access to capital markets, if necessary, and strategic cost savings initiatives. Our access to capital markets may be constrained and our cost of borrowing may increase under certain business and market conditions, and our liquidity is subject to various risks including the risks identified in “Risk Factors” included in Part I, Item 1A of this Form 10-K.

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. These financial statements have been prepared in conformity with GAAP in the United States which requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. We evaluate our estimates based on our historical experience and various other assumptions that are believed to be reasonable under the circumstances. These estimates relate to revenue recognition, the assessment of recoverability of intangible assets, business combinations, recognition and measurement of deferred income tax assets and liabilities, and the assessment of unrecognized tax benefits. Actual results could differ from those estimates, and material effects on our operating results and financial position may result.

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

We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not more-likely-than-not, we must increase our provision for income taxes by recording a valuation allowance against our deferred tax assets. Should there be a change in our ability to recover our deferred tax assets, our provision for income taxes would fluctuate in the period of the change.

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

Our policy is to classify accrued interest and penalties related to the accrued liability for unrecognized tax benefits in the provision for income taxes. For the years ended December 31, 2024 and 2023, we recognized interest and penalties related to unrecognized tax benefits of an immaterial amount and $0.3 million, respectively. See Note 14—Income Taxes of the Notes to Consolidated Financial Statements for additional detail.

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

Bank Liquidity Risk

As of December 31, 2024, we had a total of $130.6 million of deposits in operating accounts that were held with both domestic and international financial institutions. These deposits could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors and they are not supported by the government of the jurisdiction where such cash is held. We have not incurred any losses and have had full access to our operating accounts to date. We believe any failures of domestic and international financial institutions could impact our ability to fund our operations in the short term.

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

As of December 31, 2024, we had outstanding foreign currency derivative contracts with a total notional amount of $62.4 million to buy and sell U.S. dollars in exchange for other currencies. Assuming a hypothetical 10% favorable or adverse movement in foreign currency exchange rates against the U.S. dollar, our outstanding foreign currency derivative contracts would experience a gain of approximately $5.5 million or a loss of approximately $4.5 million.

Item 8. Financial Statements and Supplementary Data

Our consolidated balance sheets as of December 31, 2024 and 2023, and the related consolidated statements of operations, equity, comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 2024 are set forth in this Annual Report at Item 15(a)(1).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The information required by this Item 9 was previously reported in our Current Report on Form 8-K that was filed with the SEC on April 8, 2024.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, including our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the evaluation date). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the evaluation date that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, using the criteria described in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm due to an exemption established by the rules of the SEC for emerging growth companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the quarterly period ended December 31, 2024 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

(a)
Not applicable.
(b)
During the three months ended December 31, 2024, no director or “officer” (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as noted below, the information required by this Item 10 is hereby incorporated by reference from the information under the captions “Executive Officers,” “Election of Directors,” “Insider Trading Policy” and “Delinquent Section 16(a) Reports” that will be contained in the Proxy Statement for our 2025 Annual Meeting of Stockholders (the “Proxy Statement”).

Code of Business Conduct and Ethics

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Xperi Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Xperi Inc. and subsidiaries (the "Company") as of December 31, 2024, the related consolidated statements of operations, comprehensive loss, equity, and cash flows, for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

San Jose, California

February 27, 2025

We have served as the Company's auditor since 2024.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Xperi Inc.

Opinion on the Financial Statements

We have audited the consolidated balance sheet of Xperi Inc. and its subsidiaries (the “Company”) as of December 31, 2023, and the related consolidated statements of operations, of comprehensive loss, of equity and of cash flows for each of the two years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 1, 2024, except for the change in the manner in which the Company accounts for segments discussed in Note 2 to the consolidated financial statements, as to which the date is February 27, 2025.

We served as the Company’s auditor from 2020 to 2024.

XPERI INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenue	$493,688	$521,334	$502,260
Operating expenses:
Cost of revenue, excluding depreciation and amortization of intangible assets	113,756	118,628	122,946
Research and development	191,352	222,833	216,355
Selling, general and administrative	218,106	233,403	217,402
Depreciation expense	12,638	16,645	20,501
Amortization expense	43,376	57,752	62,209
Goodwill impairment	—	—	604,555
Impairment of long-lived assets	1,535	1,710	7,724
Total operating expenses	580,763	650,971	1,251,692
Operating loss	(87,075)	(129,637)	(749,432)
Interest and other income, net	829	2,991	3,327
Interest expense - debt	(3,008)	(3,000)	(1,512)
Gain on divestitures	100,833	—	—
Income (loss) before taxes	11,579	(129,646)	(747,617)
Provision for income taxes	12,448	10,042	13,589
Net loss	(869)	(139,688)	(761,206)
Less: net income (loss) attributable to noncontrolling interest	13,139	(3,075)	(3,722)
Net loss attributable to the Company	$(14,008)	$(136,613)	$(757,484)
Net loss per share attributable to the Company - basic and diluted	$(0.31)	$(3.18)	$(18.02)
Weighted-average number of shares used in computing net loss per share attributable to the Company - basic and diluted	45,057	43,012	42,029

The accompanying notes are an integral part of these consolidated financial statements.

XPERI INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net loss	$(869)	$(139,688)	$(761,206)
Other comprehensive loss:
Change in foreign currency translation adjustment	(327)	126	(3,349)
Unrealized (loss) gain on cash flow hedges	(2,892)	1,128	(94)
Comprehensive loss	(4,088)	(138,434)	(764,649)
Less: comprehensive income (loss) attributable to noncontrolling interest	13,139	(3,075)	(3,722)
Comprehensive loss attributable to the Company	$(17,227)	$(135,359)	$(760,927)

The accompanying notes are an integral part of these consolidated financial statements.

XPERI INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$130,564	$142,085
Accounts receivable, net	58,745	55,984
Unbilled contracts receivable, net	83,075	64,114
Prepaid expenses and other current assets	32,488	38,874
Assets held for sale	—	15,860
Total current assets	304,872	316,917
Note receivable, noncurrent	29,702	—
Deferred consideration from divestiture	18,217	—
Unbilled contracts receivable, noncurrent	45,396	18,231
Property and equipment, net	44,473	41,569
Operating lease right-of-use assets	30,082	39,900
Intangible assets, net	163,714	206,895
Deferred tax assets	7,228	5,093
Other noncurrent assets	24,076	32,781
Assets held for sale, noncurrent	—	12,249
Total assets	$667,760	$673,635
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$16,979	$20,849
Accrued liabilities	94,420	109,961
Deferred revenue	23,950	28,111
Short-term debt	50,000	—
Liabilities held for sale	—	6,191
Total current liabilities	185,349	165,112
Long-term debt	—	50,000
Deferred revenue, noncurrent	20,932	19,425
Operating lease liabilities, noncurrent	19,932	30,598
Deferred tax liabilities	1,491	6,983
Other noncurrent liabilities	10,979	4,577
Liabilities held for sale, noncurrent	—	9,805
Total liabilities	238,683	286,500
Commitments and contingencies (Note 11)
Equity:
Preferred stock: $0.001 par value; 6,000 shares authorized as of December 31, 2024 and 2023; no shares issued and outstanding as of December 31, 2024 and 2023	—	—
Common stock: $0.001 par value; 140,000 shares authorized as of December 31, 2024 and 2023; 44,328 and 44,211 shares issued and outstanding as of December 31, 2024 and 2023, respectively	44	44
Additional paid-in capital	1,274,561	1,212,501
Accumulated other comprehensive loss	(6,084)	(2,865)
Accumulated deficit	(839,444)	(805,448)
Total Company stockholders' equity	429,077	404,232
Noncontrolling interest	—	(17,097)
Total equity	429,077	387,135
Total liabilities and equity	$667,760	$673,635

The accompanying notes are an integral part of these consolidated financial statements.

XPERI INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(869)	$(139,688)	$(761,206)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Gain from divestitures	(100,833)	—	—
Deferred income taxes	(2,933)	(8,596)	(9,261)
Accrued interest income from note receivable	(2,026)	—	—
Accretion of discount from deferred consideration from divestitures	(1,061)	—	—
Stock-based compensation	60,541	69,531	45,303
Amortization of intangible assets	43,376	57,752	62,209
Depreciation of property and equipment	12,638	16,645	20,501
Loss from deconsolidation of Perceive subsidiary	4,839	—	—
Impairment of long-lived assets	1,535	1,710	7,724
Goodwill impairment	—	—	604,555
Other	1,225	748	24
Changes in operating assets and liabilities:
Accounts receivable	(5,496)	5,721	17,505
Unbilled contracts receivable	(46,315)	(19,386)	(12,473)
Prepaid expenses and other assets	11,071	2,696	(20,439)
Accounts payable	(3,041)	5,071	6,633
Accrued and other liabilities	(25,325)	3,688	18,782
Deferred revenue	(2,666)	4,170	(8,302)
Net cash (used in) provided by operating activities	(55,340)	62	(28,445)
Cash flows from investing activities:
Net proceeds from divestitures	67,773	—	—
Capitalized internal-use software	(11,715)	(5,933)	(1,104)
Purchases of property and equipment	(5,043)	(6,815)	(13,103)
Purchases of intangible assets	(195)	(185)	(166)
Net cash paid for mergers and acquisitions	—	—	(50,473)
Net cash provided by (used in) investing activities	50,820	(12,933)	(64,846)
Cash flows from financing activities:
Repurchases of common stock	(19,990)	—	—
Withholding taxes related to net share settlement of equity awards	(7,215)	(4,875)	(286)
Proceeds from issuance of common stock under employee stock purchase plan	7,855	11,927	—
Net proceeds from capital contributions by Former Parent	—	—	83,235
Net transfers from Former Parent	—	—	52,802
Net cash (used in) provided by financing activities	(19,350)	7,052	135,751
Effect of exchange rate changes on cash and cash equivalents	—	126	(3,028)
Net (decrease) increase in cash and cash equivalents	(23,870)	(5,693)	39,432
Cash and cash equivalents at beginning of period	154,434	160,127	120,695
Cash and cash equivalents at end of period (1)	$130,564	$154,434	$160,127

(1) Included $12.3 million of cash and cash equivalents classified as held for sale at December 31, 2023.

	Year Ended December 31,
	2024	2023	2022
Reconciliation of cash, cash equivalents and cash classified as held-for-sale to consolidated balance sheets:
Cash and cash equivalents	$130,564	$142,085	$160,127
Cash and cash equivalents classified as held-for-sale, current (Note 7)	—	12,349	—
Total cash, cash equivalents and cash classified as held-for-sale in consolidated balance sheets	$130,564	$154,434	$160,127

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$19,122	$21,333	$13,416
Interest paid	$3,008	$3,000	$756
Supplemental disclosure of noncash investing and financing activities:
Note receivable in exchange for consideration from divestitures	$27,676	$—	$—
Deferred consideration from divestiture	$17,156	$—	$—
Property and equipment included in accounts payable	$516	$1,343	$184
Costs capitalized for internal-use software included in accrued liabilities	$414	$—	$—
Debt issued in connection with acquisition	$—	$—	$50,000

The accompanying notes are an integral part of these consolidated financial statements.

XPERI INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	Common Stock		Additional Paid-In	Net Investment by Former	Accumulated Other Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Capital	Parent	Income (Loss)	Deficit	Interest	Total Equity
Balance at December 31, 2021	—	—	—	1,025,838	(676)	—	(9,205)	1,015,957
Issuance of common stock and reclassification of net transfers from Former Parent	42,024	42	1,038,062	(1,038,104)	—	—	—	—
Net transfers from Former Parent	—	—	—	100,915	—	—	—	100,915
Net capital contribution from and tax settlement with Former Parent	—	—	82,931	—	—	—	—	82,931
Change in ownership interest of the Company	—	—	82	—	—	—	(1,505)	(1,423)
Vesting of restricted stock units, net of tax withholding	42	—	(286)	—	—	—	—	(286)
Stock-based compensation	—	—	15,541	—	—	—	—	15,541
Foreign currency translation adjustment	—	—	—	—	(3,349)	—	—	(3,349)
Unrealized loss on cash flow hedges	—	—	—	—	(94)	—	—	(94)
Net loss	—	—	—	(88,649)	—	(668,835)	(3,722)	(761,206)
Balance at December 31, 2022	42,066	42	1,136,330	—	(4,119)	(668,835)	(14,432)	448,986
Change in ownership interest of the Company	—	—	(410)	—	—	—	410	—
Vesting of restricted stock units, net of tax withholding	808	—	(4,875)	—	—	—	—	(4,875)
Issuance of common stock under employee stock purchase plan	1,337	2	11,925	—	—	—	—	11,927
Stock-based compensation	—	—	69,531	—	—	—	—	69,531
Foreign currency translation adjustment	—	—	—	—	126	—	—	126
Unrealized gain on cash flow hedges	—	—	—	—	1,128	—	—	1,128
Net loss	—	—	—	—	—	(136,613)	(3,075)	(139,688)
Balance at December 31, 2023	44,211	44	1,212,501	—	(2,865)	(805,448)	(17,097)	387,135
Change in ownership interest of the Company	—	—	881	—	—	—	(881)	—
Loss from deconsolidation of Perceive subsidiary	—	—	—	—	—	—	4,839	4,839
Vesting of restricted stock units, net of tax withholding	1,206	1	(7,216)	—	—	—	—	(7,215)
Issuance of common stock under employee stock purchase plan	1,076	1	7,854	—	—	—	—	7,855
Repurchases and retirement of common stock	(2,165)	(2)	—	—	—	(19,988)	—	(19,990)
Stock-based compensation	—	—	60,541	—	—	—	—	60,541
Foreign currency translation adjustment	—	—	—	—	(327)	—	—	(327)
Unrealized loss on cash flow hedges	—	—	—	—	(2,892)	—	—	(2,892)
Net (loss) income	—	—	—	—	—	(14,008)	13,139	(869)
Balance at December 31, 2024	44,328	$44	$1,274,561	$—	$(6,084)	$(839,444)	$—	$429,077

The accompanying notes are an integral part of these consolidated financial statements.

XPERI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – THE COMPANY AND DESCRIPTION OF BUSINESS

Xperi is a leading consumer and entertainment technology company. The Company creates extraordinary experiences at home and on the go for millions of consumers around the world, enabling audiences to connect with content in a way that is more intelligent, immersive, and personal. Powering smart devices, connected cars, entertainment experiences and more, the Company brings together ecosystems designed to reach highly engaged consumers, allowing it and its ecosystem partners to uncover significant new business opportunities, now and in the future. The Company’s technologies are integrated into consumer devices and a variety of media platforms worldwide, driving increased value for its partners, customers, and consumers. The Company operates in one operating and reportable business segment and groups its revenue into four categories: Pay-TV, Consumer Electronics, Connected Car and Media Platform.

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

During the three months ended September 30, 2022, all of the assets and liabilities of the Xperi Product business had been transferred to a legal entity (the “Transfer”) under the common control of Xperi. Subsequent to this transfer and through December 31, 2024, the Company's financial statements and accompanying notes are prepared on a consolidated basis and include Xperi and its subsidiaries in which Xperi has a controlling financial interest. All intercompany balances and transactions are eliminated in consolidation. Prior to the Transfer, the financial statements and accompanying notes of the Xperi Product business were prepared on a combined basis and were derived from the consolidated financial statements and accounting records of the Former Parent as the Company was not historically held by a single legal entity. Net investment by Former Parent, which represents the Former Parent’s total net interest in the recorded net assets of the Company prior to the transfer, is presented within equity on a combined basis in lieu of share capital. All intercompany balances and transactions within the combined businesses of the Company have been eliminated.

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

In the fourth quarter of 2018, the Company funded a new subsidiary, Perceive Corporation (“Perceive”, later known as Xperi Pylon Corporation), a subsidiary focused on edge inference hardware and software technologies. In October 2024, Perceive sold substantially all of its assets and certain liabilities to Amazon.com Services LLC. Refer to Note 7—Acquisitions and Divestitures for details concerning an asset sale transaction related to Perceive.

As of December 31, 2024, Perceive was completely dissolved after all of its remaining assets and liabilities were transferred to the Company. At the time of its dissolution, the Company recognized a loss of $4.8 million within interest and other income, net, on its consolidated statements of operations upon the derecognition of the remaining balance of the noncontrolling interests in Perceive.

Principles of Consolidation

Subsequent to the Transfer during the third quarter of 2022 and through December 31, 2024, the Company’s financial statements were prepared on a consolidated basis and include the accounts of the Company and its wholly owned subsidiaries, as well as an entity in which the Company has a controlling financial interest. All intercompany accounts and transactions have been eliminated in consolidation.

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

Foreign Currency Remeasurement and Transactions

The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Accordingly, each foreign subsidiary remeasures monetary assets and liabilities at period-end exchange rates, while non-monetary items are remeasured at historical exchange rates. Revenue and expenses are remeasured at the exchange rates in effect on the day the transaction occurs, except for those expenses related to non-monetary assets and liabilities, which are remeasured at historical exchange rates. Remeasurement adjustments are recognized in interest and other income, net in the consolidated statements of operations.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The accounting estimates and assumptions that require management’s most significant, challenging, and subjective judgment include the estimation of licensees’ quarterly royalties prior to receiving the royalty reports, the determination of stand-alone selling price and the transaction price in an arrangement with multiple performance obligations, the assessment of the recoverability of goodwill, the fair value of note receivable and deferred consideration in connection with the AutoSense Divestiture (as described in Note 7—Acquisitions and Divestitures), the assessment of useful lives and recoverability of other intangible assets and long-lived assets, purchase accounting resulting from business combinations, recognition and measurement of current and deferred income tax assets and liabilities, the assessment of unrecognized tax benefits, and valuation of performance-based awards with a market condition. Actual results experienced by the Company may differ from management’s estimates.

Net Investment by Former Parent

Net investment by Former Parent on the consolidated balance sheets and consolidated statements of equity represents the Former Parent’s historical investment in the Company, the net effect of transactions with and allocations from the Former Parent, and the Company’s accumulated deficit.

Net Loss Per Share Attributable to the Company

Net loss per share attributable to the Company is computed by dividing net loss attributable to the Company for the period by the weighted-average number of common shares outstanding during the period. For periods prior to the Separation, the calculations of basic and diluted loss per share were based on the number of shares outstanding on October 1, 2022, the Separation Date. In addition, it is assumed that there were no dilutive equity instruments as there were no Xperi stock-based awards outstanding prior to the Separation. Dilutive weighted-average common shares outstanding do not include unvested restricted stock units and stock options for the periods presented because the effect of their inclusion would have been anti-dilutive.

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

Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available and that is evaluated on a regular basis by the chief operating decision-maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The CODM reviews financial information and manages the business on a consolidated basis for the purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it has one operating segment, which is also its reportable segment. For additional information, see Note 15—Geographic and Segment Related Information.

Cash and Cash Equivalents

Cash and cash equivalents primarily consist of deposits maintained in domestic and foreign financial institutions.

Non-Marketable Equity Investments

Investments in entities over which the Company has the ability to exercise significant influence, but does not hold a controlling interest, are accounted for using the equity method. Under the equity method, the Company records its proportionate share of income or loss in interest and other income, net, in the consolidated statements of operations. Investments in entities over which the Company does not have the ability to exercise significant influence and which do not have readily determinable fair values, are initially recognized at cost and remeasured through earnings when there is an observable transaction involving the same or similar investment of the same issuer, or due to an impairment (referred to as the “measurement alternative”). The fair value of non-marketable equity investments is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. The Company monitors its non-marketable securities portfolio for potential impairment.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amount of cash equivalents, accounts receivable, accounts payable, accrued liabilities, and short-term debt approximates fair value due to the short-term nature of these instruments. Note receivable, deferred consideration from divestitures, and long-term debt are carried at amortized cost and measured at fair value on a quarterly basis for disclosure purposes.

Derivative Instruments

The Company uses derivative financial instruments to manage foreign currency exchange rate risk. The Company does not enter into derivative transactions for trading purposes. The Company’s derivative financial instruments are recorded on the consolidated balance sheets as assets or liabilities measured at fair value. For derivatives designated as a hedge, and effective as part of a hedge transaction, the effective portion of the gain or loss on the hedging derivative instrument is reported as a component of other comprehensive income (loss) and as a basis adjustment to the underlying hedged item and reclassified to earnings in the period in which the hedged item affects earnings. To the extent derivatives do not qualify or are not designated as hedges, or are ineffective, their changes in fair value are recorded in interest and other income, net immediately.

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

The Company believes that any concentration of credit risk in its accounts receivable and unbilled contracts receivable are substantially mitigated by its evaluation process and the high level of credit worthiness of its customers. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral.

For the years ended December 31, 2024, 2023, and 2022, no customer accounted for 10% or more of total revenue. As of December 31, 2024 and 2023, no customer represented 10% or more of the Company’s net balance of accounts receivable.

As described in Note 7—Acquisitions and Divestitures, in the first quarter of 2024, the Company received a note receivable and deferred consideration from Tobii AB (“Tobii”) as part of the consideration for divesting its AutoSense in-cabin safety business and related imaging solutions (the “AutoSense Divestiture”). Both of these instruments are exposed to credit risk arising from default on repayment from Tobii. The credit risk associated with the note receivable is mitigated by establishing a floating lien and security interest in certain of Tobii’s assets, rights, and properties, whereas the deferred consideration is not secured by any collateral. The Company utilizes valuation methodologies such as internally generated cash flow projections on the principal and interest of each instrument, along with the review of certain other data points, to determine the likelihood that the note receivable or deferred consideration will be repaid. Further, the Company assesses each instrument for credit losses and provides a reserve when full payment on the instruments may not occur as expected, in which case the reserve reflects the excess of the amortized cost basis over the results of the cash flow projections. Based on the results of the internally generated cash flow projections, the Company expects Tobii to make full payment on both instruments in accordance with the underlying agreement. Accordingly, no allowance for credit losses was recorded as of December 31, 2024.

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

Inventory

Inventories consist primarily of finished DVRs, TiVo Stream 4K, non-DVRs and accessories and are stated at the lower of cost or net realizable value on an aggregate basis. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. Adjustments to reduce the carrying amount of inventory to the lower of cost or net realizable value are made, if required, for excess or obsolete goods, which includes a review of, among other factors, demand requirements and market conditions.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the related assets’ estimated useful lives:

Computer equipment and software	1 to 5 years
Capitalized internal-use software	3 years
Office equipment and furniture	1 to 5 years
Leasehold improvements	Lesser of related lease term or 5 years
Building and improvements	Up to 30 years

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

Advertising Costs

Advertising costs are expensed as incurred and are presented within selling, general and administrative expense in the consolidated statements of operations. Advertising expenses for the years ended December 31, 2024, 2023 and 2022, were $9.9 million, $8.1 million, and $5.5 million, respectively.

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

Recent Accounting Pronouncements

Accounting Standards Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires the Company to disclose interim and annual disclosures on significant segment expenses and other segment related items and is applicable to companies with a single reportable segment. The Company adopted the annual disclosure requirements effective for the fiscal year ended December 31, 2024, on a retrospective basis, with the interim disclosure requirements becoming effective in the first quarter of 2025. The adoption did not have a material impact on the Company’s consolidated financial statements. For further information, refer to Note 15—Geographic and Segment Related Information.

Accounting Standards Not Yet Adopted

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The standard requires that public business entities disclose additional information about specific expense categories in the notes to financial statements for interim and annual reporting periods. The standard will become effective for the Company’s 2027 annual financial statements and interim financial statements thereafter and may be applied prospectively to periods after the adoption date or retrospectively for all prior periods presented in the financial statements, with early adoption permitted. The Company is currently evaluating the impact of this guidance on the disclosures within its consolidated financial statements.

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

Media Platform

The Company generates revenue from advertising, TV viewership data, and licensing of the core middleware solutions.

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

The Company actively monitors and enforces its technology licenses, including seeking appropriate compensation from customers that have under-reported royalties owed under a license agreement and from third parties that utilize the Company’s technologies without a license. As a result of these activities, the Company may, from time to time, recognize revenue from periodic compliance audits of licensees for underreporting royalties incurred in prior periods, or from license disputes. These settlements and recoveries may cause revenue to be higher than expected during a particular reporting period and such settlements and recoveries may not occur in subsequent periods. The Company recognizes revenue from settlements and recoveries when a binding agreement has been executed or a revised royalty report has been received and the Company concludes collection is probable.

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

The following table summarizes revenue by timing of recognition (in thousands):

	Year Ended December 31,
	2024	2023	2022
Recognized over time	$362,713	$410,865	$401,668
Recognized at a point in time	130,975	110,469	100,592
Total revenue	$493,688	$521,334	$502,260

The following table summarizes revenue by product category (in thousands):

	Year Ended December 31,
	2024	2023	2022
Pay-TV	$259,712	$244,708	$249,457
Consumer Electronics	81,993	132,355	128,395
Connected Car	111,144	94,864	84,201
Media Platform	40,839	49,407	40,207
Total revenue	$493,688	$521,334	$502,260

The following table summarizes revenue by geographic location (in thousands):

	Year Ended December 31,
	2024		2023		2022
U.S.	$237,829	48%	$267,998	51%	$278,920	56%
Japan	80,773	16	83,138	16	65,551	13
Europe and Middle East	46,442	9	41,113	8	42,846	9
Latin America	38,772	8	31,863	6	27,212	5
South Korea	36,926	8	27,099	5	27,870	5
China	24,824	5	35,809	7	30,932	6
Other	28,122	6	34,314	7	28,929	6
Total revenue	$493,688	100%	$521,334	100%	$502,260	100%

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

The following table presents additional revenue disclosures (in thousands):

	Year Ended December 31,
	2024	2023	2022
Revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$25,202	$20,620	$24,307
Performance obligations satisfied in previous periods (true ups, recoveries, and settlements) (1)(2)	$9,999	$11,863	$30,561
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
(2)
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

Remaining Performance Obligations

Remaining performance obligations represent contracted revenue that has not yet been recognized. As of December 31, 2024, the Company’s remaining performance obligations and the period over which they are expected to be recognized were as follows (in thousands):

Year Ending December 31:	Amounts
2025	$57,544
2026	30,564
2027	16,308
2028	7,139
2029	2,077
Thereafter	144
Total	$113,776

Allowance for Credit Losses

The following table presents the activity in the allowance for credit losses for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024		2023		2022
	Accounts Receivable	Unbilled Contracts Receivable	Accounts Receivable	Unbilled Contracts Receivable	Accounts Receivable	Unbilled Contracts Receivable
Beginning balance	$1,906	$190	$1,950	$369	$2,255	$468
Provision for credit losses	(172)	308	497	52	799	(99)
Recoveries/charge-off	(788)	1	(541)	(231)	(1,104)	—
Balance at end of period	$946	$499	$1,906	$190	$1,950	$369

NOTE 4 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Other current assets consisted of the following (in thousands):

	December 31,
	2024	2023
Prepaid expenses	$21,027	$19,913
Prepaid income taxes	8,295	4,813
Finished goods inventory	1,061	7,279
Other	2,105	6,869
Total	$32,488	$38,874

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2024	2023
Computer equipment and software	$54,737	$52,740
Capitalized internal-use software	23,384	11,224
Office equipment and furniture	10,773	11,074
Building	17,876	17,876
Land	5,300	5,300
Leasehold improvements	10,778	11,758
Construction in progress	1,979	3,319
Total property and equipment	124,827	113,291
Less: accumulated depreciation and amortization(1)	(80,354)	(71,722)
Property and equipment, net	$44,473	$41,569

(1)
Includes $4.1 million and $1.6 million as of December 31, 2024 and 2023, respectively, of accumulated amortization associated with capitalized internal-use software.

Due to the global downsizing of its real estate footprint, the Company vacated a number of its leased office facilities, resulting in the impairment of the leasehold improvements completed at those facilities. For the years ended December 31, 2024, 2023, and 2022, the Company recorded impairment charges of $0.6 million, $0.4 million, and $2.9 million on leasehold improvements, respectively. See Note 10—Leases for more detail.

The following table summarizes the capitalization and amortization of internal-use software for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Costs capitalized associated with internal-use software	$12,160	$5,933	$1,104
Amortization of capitalized internal-use software	2,547	1,503	61

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2024	2023
Employee compensation and benefits	$33,360	$44,095
Accrued expenses	16,108	24,307
Current portion of operating lease liabilities	15,353	14,760
Accrued other taxes	8,370	6,464
Accrued income taxes	6,259	1,991
Third-party royalties	5,171	8,478
Other	9,799	9,866
Total	$94,420	$109,961

NOTE 5 – FINANCIAL INSTRUMENTS

Non-marketable Equity Securities

As of December 31, 2024 and 2023, other noncurrent assets included equity securities accounted for under the equity method with a carrying amount of $4.7 million and $4.9 million, respectively. No impairments to the carrying amount of the Company’s non-marketable equity securities were recognized in the years ended December 31, 2024, 2023, and 2022.

Derivatives Instruments

The Company uses a foreign exchange hedging strategy to hedge local currency expenses and reduce variability associated with anticipated cash flows. The Company’s derivative financial instruments consist of foreign currency forward contracts. The maturities of these instruments are generally less than twelve months. Fair values for derivative financial instruments are based on prices computed using third-party valuation models. All the significant inputs to the third-party valuation models are observable in active markets. Inputs include current market-based parameters such as forward rates, yield curves, and credit default swap pricing.

Cash Flow Hedges

The Company designates certain foreign currency forward contracts as hedging instruments pursuant to ASC 815, Derivatives and Hedging. The effective portion of the gain or loss on the derivatives are reported as a component of accumulated other comprehensive loss (“AOCL”) in stockholders’ equity and reclassified into earnings in the consolidated statements of operations in the period upon which the hedged transactions are settled.

The notional and fair values of all derivative instruments were as follows (in thousands):

		December 31,
	Location in Balance Sheet	2024	2023
Derivative instruments designated as cash flow hedges:
Fair value—foreign exchange contract assets, net amount	Prepaid expenses and other current assets	$—	$1,184
Fair value—foreign exchange contract liabilities, net amount	Accrued liabilities	$1,858	$—

Notional value held to buy U.S. dollars in exchange for other currencies		$5,074	$738
Notional value held to sell U.S. dollars in exchange for other currencies		$57,329	$45,468

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

The gross amounts of the Company’s foreign currency forward contracts and the net amounts recorded in the Company’s consolidated balance sheets were as follows (in thousands):

	December 31,
	2024	2023
Gross amount of recognized assets	$173	$1,300
Gross amount of recognized liabilities	(2,031)	(116)
Net (liabilities) assets	$(1,858)	$1,184

The changes in AOCL related to the cash flow hedges consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Beginning balance	$1,034	$(94)	$—
Other comprehensive (loss) gain before reclassification	(2,107)	1,190	(94)
Amounts reclassified from accumulated other comprehensive loss into net loss	(785)	(62)	—
Net current period other comprehensive (loss) gain	(2,892)	1,128	(94)
Ending balance	$(1,858)	$1,034	$(94)

The following table summarizes the gains recognized upon settlement of the hedged transactions in the consolidated statement of operations for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Research and development	$690	$841
Selling, general and administrative	74	192
Total	$764	$1,033

There were no gains or losses recognized in the year ended December 31, 2022 as there was no settlement of any hedged transactions.

Undesignated Derivatives

For derivatives that were not designated as hedge instruments, they were measured and reported at fair value as a derivative asset or liability in the consolidated balance sheets with their corresponding changes in the fair value recognized as gains or losses in interest and other income, net in the consolidated statements of operations. These instruments were all re-designated as foreign currency cash flow hedges in July 2023.

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

The Company’s derivative financial instruments (as described in Note 5—Financial Instruments), consisting of foreign currency forward contracts, are reported at fair value on a recurring basis and classified as Level 2.

Financial Instruments Not Recorded at Fair Value

The following table presents the fair value hierarchy for the Company’s assets and liabilities recorded at their carrying amount, bur for which the fair value is disclosed (in thousands):

	December 31,
	2024		2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Note receivable, noncurrent	$29,702	$28,223	$—	$—
Deferred consideration from divestiture	18,217	18,342	—	—
Total assets	$47,919	$46,565	$—	$—

Liabilities:
Senior Unsecured Promissory Note	$50,000	$50,000	$50,000	$49,659

The fair value of the note receivable, including accrued interest, and the deferred consideration resulting from the AutoSense Divestiture and the Perceive Transaction (as described in Note 7—Acquisitions and Divestitures) were estimated based on an income and market approach with valuation inputs such as the U.S. Treasury constant maturity yields, comparable bond yields, and credit spreads over the term of the same or similarly issued instruments. They are classified within Level 2 of the fair value hierarchy.

The senior unsecured promissory note (as described in Note 9—Debt) was classified as current in the Company’s consolidated balance sheets as of December 31, 2024, at a fair value approximating its carrying amount. The Company classifies the senior unsecured promissory note within Level 2 of the fair value hierarchy.

NOTE 7 – ACQUISITIONS AND DIVESTITURES

Vewd Software Holdings Limited

On July 1, 2022, the Company acquired all common stock of Vewd Software Holdings Limited (“Vewd,” and the “Vewd Acquisition”). Vewd is a leading global provider of streaming and hybrid TV solutions. The Vewd Acquisition establishes the Company as a leading independent streaming media platform through its TiVo brand and one of the largest independent providers of Smart TV middleware globally. The total consideration was approximately $102.9 million, consisting of approximately $52.9 million of cash and $50.0 million of debt. See Note 9—Debt for additional information on this debt.

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

Year Ended December 31,
2022
Revenue	$508,636
Net loss attributable to the Company	$(769,483)

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

The following table summarizes the carrying amounts of assets and liabilities classified as held for sale in connection with the AutoSense Divestiture on the Company’s consolidated balance sheets as of December 31, 2023 (in thousands):

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

Upon the completion of the AutoSense Divestiture, the Company recognized a pre-tax gain of $22.9 million.

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

The Company elected to present accrued interest within the carrying amount of note receivable, noncurrent, in the consolidated balance sheets. As of December 31, 2024, the carrying amount of the Tobii Note is as follows (in thousands):

December 31, 2024
Outstanding principal amount	$27,676
Add: interest accrued to date	2,026
Carrying amount—note receivable, noncurrent	$29,702

For the year ended December 31, 2024, the Company recognized interest income of $2.0 million.

Deferred Consideration

The deferred consideration consists of guaranteed future cash payments, which are scheduled to be made by Tobii in four annual payments as follows (in thousands):

Date of Payment:	Amount
February 15, 2028	$3,000
February 15, 2029	2,250
February 15, 2030	4,500
February 15, 2031	5,250
Total future payments	$15,000

At the closing date of the Tobii Note, there was $9.2 million of discount on the deferred consideration to be accreted as interest income up to the date of the final payment. For the year ended December 31, 2024, the Company accreted $1.0 million of the discount as interest income.

As of December 31, 2024, the net carrying amount of the deferred consideration is as follows (in thousands):

December 31, 2024
Total deferred consideration	$15,000
Less: unamortized discount on deferred consideration	(8,197)
Net carrying amount	$6,803

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

As of October 2, 2024, the Company derecognized the carrying amounts of the following assets and liabilities (in thousands):

	October 2, 2024
	Current	Noncurrent	Total
Assets:
Prepaid expenses and other current assets	$1,306	$—	$1,306
Property and equipment, net	—	95	95
Operating lease right-of-use assets	—	72	72
Other noncurrent assets	—	4	4
Total assets held for sale	$1,306	$171	$1,477

Liabilities:
Accrued liabilities	67	—	67
Operating lease liabilities, noncurrent	—	6	6
Total liabilities held for sale	$67	$6	$73

Net assets held for sale	$1,239	$165	$1,404

Upon the completion of the Perceive Transaction in 2024, the Company recognized a pre-tax gain of $77.9 million, of which $59.5 million was attributable to the Company.

Holdback Consideration

The holdback consideration of $12.0 million was estimated to have a fair value of $11.3 million based on a present value factor as of the Closing Date, resulting in a discount of $0.7 million. For the year ended December 31, 2024, the amount of discount accreted as interest income was insignificant.

As of December 31, 2024, the net carrying amount of the holdback consideration is as follows (in thousands):

December 31, 2024
Holdback consideration	$12,000
Less: unamortized discount on holdback consideration	(586)
Net carrying amount	$11,414

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

During the third and fourth quarters of 2022, sufficient impairment indicators were identified by the Company that it was more-likely-than-not that goodwill was impaired, and a quantitative interim goodwill impairment test was performed in each of the reporting periods. These impairment indicators included a sustained decline in the Former Parent’s stock price during the third quarter of 2022 and a further significant decline in the trading price of Xperi’s common stock during the fourth quarter of 2022, along with continued decline in macroeconomic conditions. A fair value assessment was completed for the reporting unit using the market approach capitalization, and when compared to the carrying value of this reporting unit, goodwill was considered impaired. As a result, a goodwill impairment charge of $604.6 million was recognized for the year ended December 31, 2022. As a result of this impairment charge, the Company’s goodwill balance was completely written off as of December 31, 2022.

Identified Intangible Assets

Identified intangible assets consisted of the following (in thousands):

		December 31, 2024
	Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets
Acquired patents	3-10	$17,281	$(5,687)	$11,594
Existing technology / content database	5-10	219,912	(194,041)	25,871
Customer contracts and related relationships	3-9	493,685	(389,251)	104,434
Trademarks/trade name	4-10	39,313	(38,898)	415
Non-compete agreements	1-2	3,101	(3,101)	—
Total finite-lived intangible assets		773,292	(630,978)	142,314
Indefinite-lived intangible assets:
TiVo tradename/trademarks	N/A	21,400	—	21,400
Total intangible assets		$794,692	$(630,978)	$163,714

		December 31, 2023
	Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets
Acquired patents	3-10	$17,281	$(3,478)	$13,803
Existing technology / content database	5-10	219,717	(181,713)	38,004
Customer contracts and related relationships	3-9	493,685	(365,074)	128,611
Trademarks/trade name	4-10	39,313	(34,453)	4,860
Non-compete agreements	1-2	3,101	(2,884)	217
Total finite-lived intangible assets		773,097	(587,602)	185,495
Indefinite-lived intangible assets:
TiVo tradename/trademarks	N/A	21,400	—	21,400
Total intangible assets		$794,497	$(587,602)	$206,895

Total intangible assets excluded certain finite-lived intangible assets with a gross amount of $35.2 million, which were fully amortized and classified as held for sale as of December 31, 2023 in connection with the Divestiture (as described in Note 7).

As of December 31, 2024, the estimated future amortization expense of finite-lived intangible assets was as follows (in thousands):

Year Ending December 31:	Amounts
2025	$34,838
2026	31,508
2027	30,665
2028	30,327
2029	14,341
Thereafter	635
Total amortization	$142,314

NOTE 9 – DEBT

In connection with the Vewd Acquisition as disclosed in Note 7, on July 1, 2022, TiVo Product Holdco LLC, which was subsequently renamed Xperi Inc., issued a senior unsecured promissory note (the “Promissory Note”) to the sellers of Vewd in a principal amount of $50.0 million. Indebtedness outstanding under the Promissory Note bears an interest rate of 6.00% per annum, payable in cash on a quarterly basis. If a certain qualified spin-off transaction occurs, the interest rate will be increased to the greater of (a) 6.00% and (b) the sum of (i) the highest interest rate payable under any credit facility or bonds, debentures, notes or similar instruments where the Company or any guarantor borrows money or guarantees obligations on a secured basis on or after the date of such spin-off transaction, plus (ii) 2.00%. It was determined that the Spin-Off completed on October 1, 2022 did not trigger any change in the interest rate of the debt. The Promissory Note matures on July 1, 2025. The Company may, at any time and on any one or more occasions, prepay all or any portion of the outstanding principal amount, plus accrued and unpaid interest, if any, under the Promissory Note without premium or penalty. In addition, the Promissory Note has mandatory prepayment provisions upon certain change of control or asset sale events.

The Promissory Note includes certain covenants that restrict the Company and each guarantor’s ability to, among other things, incur certain indebtedness or engage in any material line of business substantially different from those lines of business conducted by the Company on the closing date of the acquisition. The Promissory Note does not contain any financial covenants.

The principal amount of $50.0 million on the Promissory Note was classified as current in the consolidated balance sheets as of December 31, 2024. Interest expense on the Promissory Note was $3.0 million for the years ended December 31, 2024 and 2023, and $1.5 million for the year ended December 31, 2022.

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

The Company began the effort of optimizing its global real estate footprint and decided to vacate and sublease certain offices following the Spin-Off in October 2022. Due to the change in how the office facilities were being used, a significant decrease in the expected market price of the operating lease ROU assets, and expected delays in subleasing the space based on the condition of the commercial real estate market, the Company recorded impairment charges of $1.5 million, $1.7 million and $7.7 million in the years ended December 31, 2024, 2023 and 2022, respectively, to reduce the carrying amount of certain operating lease ROU assets, including the related leasehold improvements.

The components of operating lease costs were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Fixed lease cost (1)	$16,966	$20,306	$20,581
Variable lease cost	4,164	5,130	5,365
Less: sublease income	(8,192)	(9,896)	(9,498)
Total operating lease cost	$12,938	$15,540	$16,448

(1)
Includes short-term leases expensed on a straight-line basis.

The following table presents supplemental cash flow information arising from lease transactions (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cash payments included in the measurement of operating lease liabilities	$17,669	$19,968	$20,307
Operating ROU assets obtained in exchange for lease obligations	$5,975	$11,563	$14,360

The weighted-average remaining term of the Company’s operating leases and the weighted-average discount rate used to measure the present value of the operating lease liabilities are as follows:

	December 31,
	2024	2023
Weighted-average remaining lease term (in years)	2.9	3.4
Weighted-average discount rate	5.5%	5.3%

Future minimum lease payments and related lease liabilities as of December 31, 2024 were as follows (in thousands):

	Operating Lease Payments (1)	Sublease Income	Net Operating Lease Payments
2025	$16,941	$(6,333)	$10,608
2026	11,184	(1,563)	9,621
2027	5,249	(368)	4,881
2028	3,019	(379)	2,640
2029	1,841	(291)	1,550
Thereafter	277	—	277
Total lease payments	38,511	$(8,934)	$29,577
Less: imputed interest	(3,226)
Present value of operating lease liabilities:	$35,285

Less: operating lease liabilities, current portion	(15,353)
Noncurrent operating lease liabilities	$19,932
(1)
Future minimum lease payments exclude short-term leases as well as payments to landlords for variable common area maintenance, insurance and real estate taxes.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Unconditional Purchase Obligations

In the ordinary course of business, the Company enters into contractual agreements with third parties that include non-cancelable payment obligations, for which it is liable in future periods. These arrangements primarily include unconditional purchase obligations to service providers. Total future unconditional purchase obligations as of December 31, 2024 were as follows (in thousands):

Year Ending December 31:	Amounts
2025	$47,867
2026	37,497
2027	16,210
2028	10,150
2029	10,066
Thereafter	16,104
Total	$137,894

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

NOTE 12 – NET LOSS PER SHARE ATTRIBUTABLE TO THE COMPANY

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

The following table sets forth the computation of basic and diluted shares (in thousands, except per share amounts):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net loss attributable to the Company - basic and diluted	$(14,008)	$(136,613)	$(757,484)
Denominator:
Weighted-average number of shares used in computing net loss per share attributable to the Company - basic and diluted	45,057	43,012	42,029
Net loss per share attributable to the Company - basic and diluted	$(0.31)	$(3.18)	$(18.02)

The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	2022
Stock options	52	106	146
Restricted stock units	7,405	7,067	4,604
ESPP	60	81	—
Total	7,517	7,254	4,750

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

Equity Incentive Plan

In connection with the Separation and on October 1, 2022, the Company adopted the Xperi Inc. 2022 Equity Incentive Plan (the “2022 EIP”).

Under the 2022 EIP, the Company may grant equity-based awards to employees, non-employee directors, and consultants for services rendered to the Company (or any parent or subsidiary) in the form of stock options, stock awards, restricted stock awards, RSUs, stock appreciation rights, dividend equivalents and performance awards, or any combination thereof. The 2022 EIP includes an automatic annual increase to its shares reserve on January 1 of each year as set forth in the plan document.

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

As of December 31, 2024, there were approximately 4.9 million shares reserved for future grant under the 2022 EIP.

Employee Stock Purchase Plan

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

The 2022 ESPP also includes a reset provision if the fair market value per share of the Company’s common stock on any purchase date during an offering period is less than the fair market value per share on the start date of the 12-month offering period. Upon occurrence of the reset, the existing offering period will automatically terminate and a new 12-month offering period will begin on the next business day. All participants in the terminated offering will be transferred to the new offering period.

The reset provision under the 2022 ESPP was triggered on May 31, 2024, and it was considered a modification in accordance with ASC 718—Stock Based Compensation, with the incremental fair value of $2.0 million to be recognized on a straight-line basis over the new 12-month offering period.

For the years ended December 31, 2024 and 2023, the Company issued 1.1 million shares and 1.3 million shares under the 2022 ESPP, respectively, at a weighted-average purchase price of $7.30 and $8.92, respectively, net of shares withheld to satisfy withholding tax requirements for certain employees, for an aggregate net proceeds of $7.9 million and $11.9 million, respectively.

As of December 31, 2024, there were approximately 2.6 million shares reserved for future grant under the 2022 ESPP.

The following table summarizes the valuation assumptions used in estimating the fair value of the 2022 ESPP for the offering periods in effect using the Black-Scholes option pricing model:

	Year Ended December 31,
	2024	2023
Expected life (years)	0.5 — 1.0	0.5 — 2.0
Risk-free interest rate	4.3% — 5.4%	4.3% — 5.4%
Dividend yield	0.0%	0.0%
Expected volatility	44.4% — 45.6%	44.1% — 51.2%

Prior to the Separation, the valuation assumptions were determined by the Former Parent. The following assumptions were used to value the Former Parent’s ESPP shares granted to employees specifically identifiable to Xperi in the year ended December 31, 2022:

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

Stock Options

Stock option activity for the year ended December 31, 2024 is as follows (in thousands, except per share amounts):

	Number of Shares Subject to Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at December 31, 2023	106	$26.87	1.69	$—
Options canceled / forfeited / expired	(54)	$22.47
Balance at December 31, 2024 (1)	52	$31.48	0.09	$—

(1) The ending balance at December 31, 2024 represents stock options that were fully vested and exercisable.

Restricted Stock Units

Information with respect to outstanding RSUs (including both time-based vesting and performance-based vesting) for the year ended December 31, 2024 is as follows (in thousands, except per share amounts):

	Number of Shares Subject to Time- based Vesting	Number of Shares Subject to Performance- based Vesting	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2023	5,396	1,671	7,067	$15.51
Granted	2,602	682	3,284	$11.15
Vested / released	(1,864)	(14)	(1,878)	$14.57
Canceled / forfeited	(876)	(192)	(1,068)	$16.57
Balance at December 31, 2024	5,258	2,147	7,405	$13.66

Performance-Based Awards

From time to time, the Company may grant PSUs to senior executives, certain employees, and consultants. The value and the vesting of such PSUs are generally linked to one or more performance goals or certain market conditions determined by the Company, in each case on a specified date or dates or over any period or periods determined by the Company and may range from zero to 200% of the grant. For PSUs subject to market conditions, the fair value per award is fixed at the grant date and the amount of compensation expense is not adjusted during the performance period regardless of changes in the level of achievement of the market condition.

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

The following assumptions were used to value the market-based PSUs granted during the period:

	Year Ended December 31,
	2024	2023	2022
Expected life (years)	3.0	1.5 — 2.8	3.0
Risk-free interest rate	4.2%	4.5% — 5.0%	2.8%
Dividend yield	0.0%	0.0%	1.2%
Expected volatility	43.9%	44.1% — 51.2%	40.9%

Assumptions used in the year ended December 31, 2022 were for market-based PSUs granted by the Former Parent.

Stock Repurchase Programs

In April 2024, the Company’s Board of Directors (the “Board”) authorized the repurchase of up to $100.0 million of its common stock (the “Program”). Under the Program, the Company may make repurchases, from time to time, through open market purchases, block trades, privately negotiated transactions, accelerated share repurchase transactions, or other means. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases under the Program. During the year ended December 31, 2024, the Company repurchased a total of approximately 2.2 million shares of common stock, at an average price of $9.23 per share for a total cost of $20.0 million. The shares repurchased were permanently retired. No expiration date has been specified for this Program. As of December 31, 2024, the total remaining amount available for repurchase was $80.0 million.

Stock-Based Compensation

Prior to the Separation, the stock-based compensation expense was based on the expense for employees specifically identifiable to Xperi. Consequently, the amounts presented are not necessarily indicative of future awards and do not necessarily reflect the costs that the Company would have incurred as an independent company.

Total stock-based compensation expense for the years ended December 31, 2024, 2023 and 2022 is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of revenue, excluding depreciation and amortization of intangible assets	$3,216	$3,466	$2,906
Research and development	20,634	25,276	21,561
Selling, general and administrative	36,691	40,789	20,836
Total stock-based compensation expense	$60,541	$69,531	$45,303

Stock-based compensation expense categorized by award type for the years ended December 31, 2024, 2023 and 2022 is summarized in the table below (in thousands):

	Year Ended December 31,
	2024	2023	2022
RSUs	$41,516	$45,660	$38,233
PSUs	14,283	18,519	3,975
ESPP	4,742	5,352	2,727
Stock options	—	—	368
Total stock-based compensation expense	$60,541	$69,531	$45,303

In addition, for the year ended December 31, 2022, $6.9 million of stock-based compensation expense was recognized in operating results as part of the corporate and shared functional employees’ expenses allocation.

As of December 31, 2024, unrecognized stock-based compensation expense related to unvested equity-based awards is as follows (amounts in thousands):

	December 31, 2024
	Unrecognized Stock-Based Compensation	Weighted-Average Period to Recognize Expense (in years)
RSUs	$44,183	1.7
PSUs	11,232	1.6
ESPP	1,277	0.4
Total unrecognized stock-based compensation expense	$56,692

NOTE 14 – INCOME TAXES

The components of income (loss) before taxes are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
U.S.	$(31,758)	$(142,447)	$(667,612)
Foreign	43,337	12,801	(80,005)
Income (loss) before taxes	$11,579	$(129,646)	$(747,617)

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current:
U.S. federal	$3,696	$1,398	$—
Foreign	12,161	16,546	21,252
State and local	(476)	694	1,723
Total current	15,381	18,638	22,975
Deferred:
U.S. federal	(10)	19	(5,431)
Foreign	(2,748)	(8,113)	(3,871)
State and local	(175)	(502)	(84)
Total deferred	(2,933)	(8,596)	(9,386)
Provision for income taxes	$12,448	$10,042	$13,589

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes.

As of December 31, 2024, the Company released $1.3 million of valuation allowance associated with certain foreign deferred tax assets due to the change in circumstances that affect the realizability of those deferred tax assets.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Loss carryforward	$33,497	$22,442
Research credits	14,998	10,513
Foreign tax credits	10,026	5,796
Accrued expenses	16,377	25,729
Fixed and intangible assets	6,216	38,899
Deferred revenue	9,768	10,652
Capitalized R&D	95,281	87,465
Lease liability	8,981	11,075
Other tax credits	2,378	2,318
Other	1,668	—
Gross deferred tax assets	199,190	214,889
Valuation allowance	(152,235)	(157,595)
Net deferred tax assets	46,955	57,294
Deferred tax liabilities:
Acquired intangible assets	(27,391)	(36,416)
Revenue recognition	—	(4,574)
Operating ROU assets	(7,603)	(9,758)
Other	(6,224)	(8,436)
Gross deferred tax liabilities	(41,218)	(59,184)
Net deferred tax assets (liabilities)	$5,737	$(1,890)

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

As of December 31, 2024, the Company had recorded deferred tax assets for the tax effects of the following gross tax loss carryforwards (in thousands):

	Carry forward Amount	Years of Expiration
Federal	$22,075	2027—2030
State (post-apportionment)	$93,782	2025—Indefinite

As of December 31, 2024, the Company had recorded deferred tax assets for the tax effects of the following gross capital loss carryforwards (in thousands):

	Carry forward Amount	Years of Expiration
Federal	$78,975	2029
State (post-apportionment)	$14,563	2029—2039

As of December 31, 2024, the Company had the following credits available to reduce future income tax expense (in thousands):

	Carry forward Amount	Years of Expiration
Federal research and development credits	$12,671	2031—2044
State research and development credits	$20,326	Indefinite
Foreign tax credits	$12,404	2033—2034

The deferred tax asset valuation allowance and changes in the deferred tax asset valuation allowance consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance at beginning of period	$157,595	$111,779	$101,529
Charged (credited) to expenses	(5,051)	46,397	19,321
Charged (credited) to other accounts	(309)	(581)	(9,071)
Balance at end of period	$152,235	$157,595	$111,779

Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate to income (loss) before income taxes as a result of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
U.S. federal statutory rate	$2,432	$(27,226)	$(157,032)
State, net of federal benefit	501	532	1,974
Stock-based compensation	5,390	6,758	2,036
Executive compensation limitation	560	1,911	2,286
Research tax credit	(3,998)	(6,983)	(5,225)
Foreign withholding tax	11,051	12,811	8,079
Goodwill impairment	—	—	107,831
Restructuring and transaction costs	1,394	649	293
Divestiture-related activity	5,339	(26,915)	—
Foreign rate differential	(10,651)	(7,354)	19,337
Foreign tax credit	(10,338)	(10,124)	(977)
Change in valuation allowance	5,412	50,314	20,491
Effect of cross-border tax laws	2,580	10,151	7,656
Unrecognized tax benefits	(238)	746	6,798
Change in estimates	3,387	3,844	(1,802)
Change in other comprehensive income	(826)	—	—
Non-deductible expense	184	—	—
Others	269	928	1,844
Total	$12,448	$10,042	$13,589

At December 31, 2024, the Company asserts that it will not permanently reinvest its foreign earnings outside the United States. The Company anticipates that the cash from its foreign earnings may be used domestically to fund operations or used for other business needs. The accumulated undistributed earnings generated by its foreign subsidiaries was approximately $33.1 million. Substantially all of these earnings will not be taxable upon repatriation to the United States since they will be treated as previously taxed earnings and profits. The U.S. state income taxes and foreign withholding taxes related to the distributable cash of the Company’s foreign subsidiaries are not expected to be material.

The following table summarizes the total unrecognized tax benefits and the amounts of which that would affect the effective tax rate upon recognition of such as of December 31, 2024, 2023, and 2022 (in thousands):

	December 31,
	2024	2023	2022
Total unrecognized tax benefits	$15,376	$23,587	$19,354
Amount affecting the effective tax rate upon recognition of unrecognized tax benefits	$1,198	$9,592	$8,791

The Company is unable to make a reasonable estimate of the timing of the long-term payments or the amount by which the unrecognized tax benefits will increase or decrease over the next 12 months.

The reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2024, 2023 and 2022 is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Total unrecognized tax benefits at January 1	$23,587	$19,354	$8,438
Changes due to Separation, mergers, and dispositions	(6,858)	—	1,682
Increases for tax positions related to the current year	2,009	4,070	8,793
Increases for tax positions related to prior years	33	961	444
Decreases for tax positions related to prior years	(3,395)	(798)	(3)
Total unrecognized tax benefits at December 31	$15,376	$23,587	$19,354

It is the Company’s policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. For the years ended December 31, 2024, 2023, and 2022, we recognized interest and penalties related to unrecognized tax benefits of an immaterial amount, $0.3 million, and an immaterial amount, respectively. As of December 31, 2024 and 2023, accrued interest and penalties were $0.1 million and $0.4 million, respectively.

With few exceptions, the Company’s 2020 through 2024 tax years are open to examination in the United States, any net operating losses or credits that were generated in prior years, but not yet fully utilized in a year that is closed under the statute of limitations, may also be subject to examination.

NOTE 15 - GEOGRAPHIC AND SEGMENT RELATED INFORMATION

Geographic Information

Long-lived assets consist primarily of property and equipment and operating lease ROU assets. The following table summarizes long-lived assets by geographic region (in thousands):

	December 31,
	2024	2023
U.S.	$60,847	$69,725
Europe	7,656	3,416
Asia and other	6,052	8,328
Total	$74,555	$81,469

See Note 3—Revenue for information on revenue by geographic region.

Segment Reporting

The Company has one operating and reportable segment. The Company’s technologies are integrated into consumer devices and media platforms worldwide, powering smart devices, connected cars and entertainment experiences. The Company’s Chief Executive Officer has been determined to be the chief operating decision maker (“CODM”) in accordance with the authoritative guidance on segment reporting. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance and decides how to allocate resources based on net income (loss) that also is reported on the statements of operations as consolidated net income (loss). The measure of segment assets is reported on the balance sheet as total consolidated assets.

The following table presents information about reported segment revenue, significant segment expenses, and segment net loss for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Revenue	$493,688	$521,334	$502,260
Less:
Cost of revenue, excluding depreciation and amortization of intangible assets (1)	113,756	118,628	122,946
Research and development (1)	191,352	222,833	216,355
Selling, general and administrative (1)	218,106	233,403	217,402
Depreciation expense	12,638	16,645	20,501
Amortization expense	43,376	57,752	62,209
Goodwill impairment	—	—	604,555
Impairment of long-lived assets	1,535	1,710	7,724
Interest and other income, net	(829)	(2,991)	(3,327)
Interest expense - debt	3,008	3,000	1,512
Gain on divestitures	(100,833)	—	—
Provision for income taxes	12,448	10,042	13,589
Consolidated net loss	$(869)	$(139,688)	$(761,206)
(1)
Includes total salaries, bonuses, and employee benefits of $278.0 million, $323.4 million, and $318.5 million for the years ended December 31, 2024, 2023, and 2022, respectively.

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

The amount of these allocations from the Former Parent was $47.6 million, which included $3.0 million for depreciation expenses and $44.6 million for selling, general and administrative for the year ended December 31, 2022.

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

Net Transfers from Former Parent

A reconciliation of net transfers from the Former Parent on the consolidated statements of equity to the corresponding amount on the consolidated statements of cash flows was as follows (in thousands):

Year Ended December 31,
2022
Total net transfers from Former Parent per consolidated statements of equity	$100,915
Stock-based compensation	(45,303)
Net proceeds from capital contributions by Former Parent	83,235
Issuance of equity to noncontrolling interest	(1,423)
Other	(1,387)
Total net transfers from Former Parent per consolidated statements of cash flows	$136,037

NOTE 17 – BENEFIT PLAN

The Company maintains a 401(k) retirement savings plan that allows voluntary contributions by all eligible U.S. employees upon their hire date. Eligible employees may elect to contribute up to the maximum amount allowed under Internal Revenue Service regulations. The Company can make discretionary contributions under the 401(k) plan. During the years ended December 31, 2024, 2023 and 2022, the Company’s employer 401(k) match expense was approximately $3.9 million, $4.3 million, and $5.4 million, respectively.

NOTE 18 - SUBSEQUENT EVENT

Receivables Financing Agreement

On February 21, 2025, the Company and Xperi SPV LLC (“Xperi SPV”), a wholly-owned special purpose subsidiary, entered into a Receivables Financing Agreement (the “RFA”) with PNC Bank, National Association (“PNC”), and PNC Capital Markets LLC, and a Sale and Contribution Agreement (the “SCA,” and, together with the RFA, the “RF Agreements”) among the Company, Xperi SPV and certain other wholly-owned subsidiaries of the Company (collectively, the “Originators”) to establish an accounts receivable securitization program (the “AR Facility”). The Company controls Xperi SPV and will consolidate it in its consolidated financial statements. Under the AR Facility, the Originators have agreed to periodically transfer and sell current and future accounts receivable and all related rights to Xperi SPV through the SCA. In turn, Xperi SPV may borrow funds from PNC from time to time, secured by liens on the receivables and other assets of Xperi SPV. The maximum amount potentially available to borrow, based on the eligibility of the receivables, is $55.0 million. Interest on the outstanding balance is accrued at the sum of (i) either a monthly term secured overnight financing rate (“SOFR”) or, for any day, the SOFR rate for a one-month period, as published by PNC, at the election of the Company, and (ii) 1.90%. Additional interest of 0.50% is accrued on the unused borrowing limit. Interest is payable on a monthly basis. The AR Facility matures on February 21, 2028, unless terminated earlier pursuant to its terms. Repayment of the outstanding principal is due at maturity; however, the Company may prepay all of the outstanding principal at any time, plus accrued and unpaid interest, without any premium or penalty. If, at any time, the aggregate outstanding principal exceeds the eligibility limit of the receivables, the Company is required to repay the excess amount borrowed immediately. Subject in some cases to cure periods, amounts outstanding under the RFA may be accelerated for customary events of default including, but not limited to, the failure to make payments or deposits when due, borrowing base deficiencies, and the failure to observe or comply with any covenant.

Upon entering into the RFA on February 21, 2025, the Company borrowed $40.0 million under the AR Facility.

Repayment on Senior Unsecured Promissory Note

On February 21, 2025, the Company voluntarily repaid the full $50.0 million outstanding balance of its Promissory Note (as described in Note 9—Debt) along with accrued interest, with $40.0 million borrowed from the AR Facility with PNC (as described above) and the remainder with cash on hand.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1*

Separation and Distribution Agreement by and between Adeia Inc. and Xperi Inc., dated October 1, 2022 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2022, and incorporated herein by reference).

2.2

Amendment One to Separation and Distribution Agreement by and between Adeia Inc. and Xperi Inc. (filed as Exhibit 2.2 of the Company’s Annual Report on Form 10-K on March 6, 2023, and incorporated herein by reference).

2.3*

Asset Purchase Agreement by and among Xperi Inc., Perceive Corporation and Amazon.com Services LLC, dated August 14, 2024 (filed as Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q on November 7, 2024, and incorporated herein by reference).

3.1

Amended and Restated Certificate of Incorporation of Xperi Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2022, and incorporated herein by reference).

3.2

Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Xperi Inc., dated May 29, 2024 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 31, 2024).

3.3

Amended and Restated Bylaws of Xperi Inc. (filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2024, and incorporated herein by reference).

4.1	Description of the Company’s capital stock registered under section 12 of the Securities Exchange Act of 1934.
10.1+	Form of Director and Officer Indemnification Agreement (filed as Exhibit 10.4 to the Company’s Registration Statement on Form 10 on August 26, 2022, and incorporated herein by reference)
10.2	Form of Senior Unsecured Promissory Note (filed as Exhibit 10.7 to the Company’s Registration Statement on Form 10 on August 26, 2022, and incorporated herein by reference)
10.3+	Form of Severance Agreement of Xperi Inc. (filed as Exhibit 10.8 to the Company’s Registration Statement on Form 10 on August 26, 2022, and incorporated herein by reference)
10.4+	Form of Change in Control Severance Agreement of Xperi Inc. (filed as Exhibit 10.9 to the Company’s Registration Statement on Form 10 on August 26, 2022, and incorporated herein by reference).
10.5+

Employment and Severance Agreement, dated April 28, 2017, by and between the Registrant and Jon Kirchner (filed as Exhibit 10.10 to the Company’s Registration Statement on Form 10 on August 26, 2022, and incorporated herein by reference)

10.6+

Amendment to Employment and Severance Agreement between Xperi Corporation and Jon Kirchner dated April 28, 2017, effective as of September 29, 2020 (filed as Exhibit 10.11 to the Company’s Registration Statement on Form 10 on August 26, 2022, and incorporated herein by reference)

10.7+

Amended and Restated Employment and Severance Agreement between Xperi Corporation and Jon Kirchner (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on November 7, 2024, and incorporated herein by reference).

10.8+	Form of 2022 Restricted Stock Unit Award Agreement of Xperi Inc (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K on March 6, 2023, and incorporated herein by reference).
10.9+	Form of Stock Option Award Agreement of Xperi Inc. (filed as Exhibit 10.13 to the Company’s Registration Statement on Form 10 on August 26, 2022, and incorporated herein by reference).
10.10+

Form of 2022 Performance-Based Restricted Stock Unit Award Agreement of Xperi Inc (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K on March 6, 2023, and incorporated herein by reference).

10.11+	Xperi Inc. 2022 Equity Incentive Plan (filed as Exhibit 10.15 to the Company’s Registration Statement on Form 10 on August 26, 2022, and incorporated herein by reference).
10.12+	Xperi Inc. Amended and Restated 2022 Employee Stock Purchase Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on November 13, 2023, and incorporated herein by reference).
19.1	Trades in Securities by Directors, Officers, and Company Personnel and Treatment of Confidential Information (Insider Trading Policy).
21.1	List of subsidiaries

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

97.1	Policy for Recovery of Erroneously Awarded Incentive Compensation (filed as Exhibit 97.1 to the Company’s Annual Report on Form 10-K on March 1, 2024, and incorporated herein by reference).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

+	Indicates a management contract or compensatory plan or arrangement.
*

The exhibits and schedules to this agreement have been omitted in reliance on Item 601(b)(2) of Regulation S-K promulgated by the SEC, and a copy thereof will be furnished supplementally to the SEC upon its request. Readers are cautioned that the representations and warranties set forth in this agreement are qualified by those schedules, and should not be relied upon as accurate or complete without reference to those schedules.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 27, 2025

Xperi Inc.

By:	/s/ Jon E. Kirchner
Jon E. Kirchner
Chief Executive Officer and President

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jon E. Kirchner	Chief Executive Officer, President and Director
Jon E. Kirchner	(Principal Executive Officer)	February 27, 2025

/s/ Robert Andersen	Chief Financial Officer (Principal Financial and
Robert Andersen	Accounting Officer)	February 27, 2025

/s/ David C. Habiger
David C. Habiger	Chairman of the Board of Directors	February 27, 2025

/s/ Darcy Antonellis
Darcy Antonellis	Director	February 27, 2025

/s/ Laura J. Durr
Laura J. Durr	Director	February 27, 2025

/s/ Jeremi T. Gorman
Jeremi T. Gorman	Director	February 27, 2025

/s/ Roderick K. Randall
Roderick K. Randall	Director	February 27, 2025

/s/ Christopher Seams
Christopher Seams	Director	February 27, 2025