Form 10-Q
period 2025-03-31
Xperi Inc.
filed 2025-05-08
CIK 1788999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares outstanding of the registrant’s common stock as of April 28, 2025 was 45,687,072.

XPERI INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

Note About Forward-Looking Statements

This quarterly report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” “may,” “will,” “intends,” “potentially,” “targets” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements that relate to our future revenue, product development, demand, acceptance and market share, growth rate, competitiveness, gross margins, costs of research, development and other related costs, expenditures, tax expenses, cash flows, our management’s plans and objectives for our current and future operations, the levels of customer spending or research and development activities, disaggregation of revenue, general economic conditions, risks related to new or increased tariffs, interest rate risks, the impact of any acquisitions or divestitures on our financial condition and results of operations, our repurchase program, promissory note and notes receivable, the expected net proceeds, and use thereof, from our Perceive asset sale transaction, and the sufficiency of financial resources to support future operations and capital expenditures.

Although forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks, uncertainties, and changes in condition, significance, value and effect, including those discussed under the heading “Risk Factors” in our Form 10-K (as defined below) and other documents we file from time to time with the U.S. Securities and Exchange Commission (“SEC”), such as our quarterly reports on Form 10-Q and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report and are based on information currently and reasonably known to us. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report, other than as required by law. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

XPERI INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$114,033	$118,844
Operating expenses:
Cost of revenue, excluding depreciation and amortization of intangible assets	29,599	29,756
Research and development	39,549	50,439
Selling, general and administrative	48,698	56,353
Depreciation expense	2,905	3,584
Amortization expense	9,722	11,039
Total operating expenses	130,473	151,171
Operating loss	(16,440)	(32,327)
Interest and other income, net	2,295	1,042
Interest expense - debt	(732)	(748)
Gain on divestiture	—	22,934
Loss before taxes	(14,877)	(9,099)
Provision for income taxes	3,489	4,272
Net loss	(18,366)	(13,371)
Less: net loss attributable to noncontrolling interest	—	(251)
Net loss attributable to the Company	$(18,366)	$(13,120)
Net loss per share attributable to the Company - basic and diluted	$(0.41)	$(0.29)
Weighted-average number of shares used in computing net loss per share attributable to the Company - basic and diluted	44,773	44,521

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Net loss	$(18,366)	$(13,371)
Other comprehensive loss:
Reclassification of foreign currency translation adjustments into net loss upon liquidation of foreign subsidiaries	34	—
Foreign currency translation adjustment	—	(384)
Unrealized gain (loss) on cash flow hedges	2,158	(791)
Comprehensive loss	(16,174)	(14,546)
Less: comprehensive loss attributable to noncontrolling interest	—	(251)
Comprehensive loss attributable to the Company	$(16,174)	$(14,295)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$87,988	$130,564
Accounts receivable, net	58,185	58,745
Unbilled contracts receivable, net	83,921	83,075
Prepaid expenses and other current assets	36,598	32,488
Total current assets	266,692	304,872
Note receivable, noncurrent	30,271	29,702
Deferred consideration from divestitures	18,617	18,217
Unbilled contracts receivable, noncurrent	51,916	45,396
Property and equipment, net	45,703	44,473
Operating lease right-of-use assets	33,275	30,082
Intangible assets, net	154,006	163,714
Deferred tax assets	7,327	7,228
Other noncurrent assets	25,669	24,076
Total assets	$633,476	$667,760
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$14,542	$16,979
Accrued liabilities	79,168	94,420
Deferred revenue	24,033	23,950
Short-term debt	—	50,000
Total current liabilities	117,743	185,349
Long-term debt	40,000	—
Deferred revenue, noncurrent	18,866	20,932
Operating lease liabilities, noncurrent	24,369	19,932
Deferred tax liabilities	1,491	1,491
Other noncurrent liabilities	12,105	10,979
Total liabilities	214,574	238,683
Commitments and contingencies (Note 13)
Equity:
Preferred stock: $0.001 par value; 6,000 shares authorized as of March 31, 2025 and December 31, 2024; no shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock: $0.001 par value; 140,000 shares authorized as of March 31, 2025 and December 31, 2024; 45,519 and 44,328 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	45	44
Additional paid-in capital	1,280,559	1,274,561
Accumulated other comprehensive loss	(3,892)	(6,084)
Accumulated deficit	(857,810)	(839,444)
Total equity	418,902	429,077
Total liabilities and equity	$633,476	$667,760

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(18,366)	$(13,371)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	12,102	14,757
Amortization of intangible assets	9,722	11,039
Depreciation of property and equipment	2,905	3,584
Accrued interest income from note receivable	(569)	(352)
Accretion of discount from deferred consideration from divestitures	(400)	(162)
Gain from divestiture	—	(22,934)
Deferred income taxes	(99)	223
Other	830	827
Changes in operating assets and liabilities:
Accounts receivable	233	(10,521)
Unbilled contracts receivable	(7,366)	(4,324)
Prepaid expenses and other assets	(4,197)	(2,788)
Accounts payable	(2,653)	(821)
Accrued and other liabilities	(12,417)	(26,427)
Deferred revenue	(1,983)	1,483
Net cash used in operating activities	(22,258)	(49,787)
Cash flows from investing activities:
Purchases of property and equipment	(1,066)	(1,845)
Capitalized internal-use software	(3,127)	(2,603)
Purchases of intangible assets	(14)	(39)
Net cash used in divestiture	—	(227)
Net cash used in investing activities	(4,207)	(4,714)
Cash flows from financing activities:
Repayment of short-term debt	(50,000)	—
Withholding taxes related to net share settlement of equity awards	(5,288)	(4,671)
Payment of debt issuance costs	(823)	—
Proceeds from long-term debt	40,000	—
Net cash used in financing activities	(16,111)	(4,671)
Effect of exchange rate changes on cash and cash equivalents	—	(46)
Net decrease in cash and cash equivalents	(42,576)	(59,218)
Cash and cash equivalents at beginning of period (1)	130,564	154,434
Cash and cash equivalents at end of period	$87,988	$95,216
Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$2,421	$4,235
Interest paid	$476	$756
Supplemental disclosure of noncash investing and financing activities:
Unpaid withholding taxes related to net share settlement of equity awards	$815	$918
Costs capitalized for internal-use software included in accrued liabilities	$581	$676
Debt issuance costs included in accounts payable	$426	$—
Property and equipment included in accounts payable	$307	$106
Note receivable in exchange for consideration from divestiture	$—	$27,676
Deferred consideration from divestiture	$—	$5,854
(1)
Included $12.3 million of cash and cash equivalents classified as held for sale at December 31, 2023.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

(unaudited)

Three Months Ended March 31, 2025	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at January 1, 2025	44,328	$44	$1,274,561	$(6,084)	$(839,444)	$429,077
Vesting of restricted stock units, net of tax withholding	1,191	1	(6,104)	—	—	(6,103)
Stock-based compensation	—	—	12,102	—	—	12,102
Reclassification of foreign currency translation adjustments into net loss upon liquidation of foreign subsidiaries	—	—	—	34	—	34
Unrealized gain on cash flow hedges	—	—	—	2,158	—	2,158
Net loss	—	—	—	—	(18,366)	(18,366)
Balances at March 31, 2025	45,519	$45	$1,280,559	$(3,892)	$(857,810)	$418,902

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

XPERI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Xperi Inc. (“Xperi” or the “Company”) is a leading consumer and entertainment technology company. The Company creates extraordinary experiences at home and on the go for millions of consumers around the world, enabling audiences to connect with content in a way that is more intelligent, immersive, and personal. Powering smart devices, connected cars, entertainment experiences and more, the Company brings together ecosystems designed to reach highly-engaged consumers, allowing it and its ecosystem partners to uncover significant new business opportunities, now and in the future. The Company’s technologies are integrated into consumer devices and a variety of media platforms worldwide, driving increased value for its partners, customers, and consumers. The Company operates in one reportable business segment and groups its revenue into four categories: Pay-TV, Consumer Electronics, Connected Car and Media Platform.

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The Company’s financial statements were prepared on a consolidated basis and include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

For reporting periods in fiscal year 2024 and prior, the Company owned a controlling financial interest of its former subsidiary, Perceive Corporation (“Perceive”, later known as Xperi Pylon Corporation). In December 2024, Perceive was dissolved after all of its remaining assets and liabilities were distributed to the Company.

Unaudited Interim Financial Statements

The accompanying unaudited interim condensed consolidated financial statements are presented in accordance with the applicable rules and regulations of the SEC for interim financial information. The amounts as of December 31, 2024 have been derived from the Company’s annual audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 27, 2025 (the “Form 10-K”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, which consist of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Form 10-K.

The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025 or any future period and the Company makes no representations related thereto.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The accounting estimates and assumptions that require management’s most significant, challenging, and subjective judgment include the estimation of licensees’ quarterly royalties prior to receiving the royalty reports, the determination of stand-alone selling price and the transaction price in an arrangement with multiple performance obligations, the fair value of note receivable and deferred consideration in connection with the AutoSense Divestiture, the assessment of useful lives and recoverability of other intangible assets and long-lived assets, recognition and measurement of current and deferred income tax assets and liabilities, the assessment of unrecognized tax benefits, and valuation of performance-based awards with a market condition. Actual results experienced by the Company may differ from management’s estimates.

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

For the three months ended March 31, 2025 and 2024, no customer accounted for 10% or more of total revenue. As of March 31, 2025 and December 31, 2024, no customer represented 10% or more of the Company’s net balance of accounts receivable.

As part of the consideration for divesting its AutoSense in-cabin safety business and related imaging solutions (the “AutoSense Divestiture”), the Company received a note receivable and deferred consideration from Tobii AB (“Tobii”). Both of these instruments are exposed to credit risk arising from default on repayment from Tobii. The credit risk associated with the note receivable is mitigated by establishing a floating lien and security interest in certain of Tobii’s assets, rights, and properties, whereas the deferred consideration is not secured by any collateral. The Company utilizes valuation methodologies such as internally generated cash flow projections on the principal and interest of each instrument, along with the review of certain other data points, to determine the likelihood that the note receivable or deferred consideration will be repaid. Further, the Company assesses each instrument for credit losses and provides a reserve when full payment on the instruments may not occur as expected, in which case the reserve reflects the excess of the amortized cost basis over the results of the cash flow projections. Based on the results of the internally generated cash flow projections, the Company expects Tobii to make full payment on both instruments in accordance with the underlying agreement. Accordingly, no allowance for credit losses was recorded as of March 31, 2025.

Recent Accounting Pronouncements

Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of specific categories in the effective tax rate reconciliation and additional information for reconciling items that meet a quantitative threshold and further disaggregation of income taxes paid for individually significant jurisdictions. This guidance is effective on a prospective or retrospective basis for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of this guidance on the disclosures within its consolidated financial statements.

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

For these solutions, the Company provides on-going media or data delivery, either via on-premise licensed software, hosting or access to its platform. The Company generally receives fees on a per-subscriber per-month basis or as a monthly fee, and revenue is recognized during the month in which the solutions are provided to the customer. For most of the on-premise licensed software arrangements, substantially all functionality is obtained through the Company’s frequent updating of the technology, data and content. In these instances, the Company typically has a single performance obligation related to these ongoing activities in the underlying arrangement, and revenue is generally recognized over the period the solution is provided. In the case of certain fixed fee on-premise licensed software arrangements, revenue is recognized immediately upon the delivery of the licensed technology. Hosted solutions and access to our platform is considered a single performance obligation with revenue being recognized over the period the solution is provided.

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

The Company generally recognizes royalty revenue from these licenses based on units shipped or manufactured, similar to the revenue recognition described above in “Consumer Electronics”. Certain customers may enter into fixed fee or minimum guarantee agreements, also similar to the revenue recognition described above in “Consumer Electronics.” Automotive infotainment and related revenue is generally recognized over time as the customer obtains access to the solutions and underlying data.

Media Platform

The Company generates revenue from advertising, TV viewership data, TV schedule metadata for ad measurement and programming analytics, and licensing of the core middleware solutions.

Advertising revenue is generally recognized when the related advertisement is provided. TV viewership data revenue is generally recognized over time as the customer obtains the underlying data. TV schedule metadata for ad measurement and programming analytics is generally recognized over time as the customer obtains the scheduled data. License revenue for the core middleware solutions is generally recognized either on a per-unit royalty or a minimum guarantee or fixed fee basis, similar to “Consumer Electronics” described in the section above.

Hardware Products, Services and Settlements/Recoveries

The Company sells hardware products, primarily to end consumers, within the Pay-TV and Consumer Electronics product categories. Hardware product revenue is generally recognized when the promised product is delivered.

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

The following table summarizes revenue by timing of recognition (in thousands):

	Three Months Ended March 31,
	2025	2024
Recognized over time	$79,066	$96,682
Recognized at a point in time	34,967	22,162
Total revenue	$114,033	$118,844

The following table summarizes revenue by product category (in thousands):

	Three Months Ended March 31,
	2025	2024
Pay-TV	$49,864	$56,806
Consumer Electronics	22,798	26,128
Connected Car	33,286	24,348
Media Platform	8,085	11,562
Total revenue	$114,033	$118,844

The following table summarizes revenue by geographic location (in thousands):

	Three Months Ended March 31,
	2025
U.S.	$45,388	40%
Japan	17,789	16
China	14,834	13
South Korea	12,757	11
Other	23,265	20
Total revenue	$114,033	100%

	Three Months Ended March 31,
	2024
U.S.	$59,799	50%
Europe and Middle East	13,475	11
China	12,787	11
Japan	12,037	10
Other	20,746	18
Total revenue	$118,844	100%

A significant portion of the Company’s revenue is derived from licensees headquartered outside of the U.S., principally in Asia, Europe and the Middle East. Revenue generated from Asia accounts for a significant portion of total revenue, which the Company expects to continue in future periods.

The following table presents additional revenue disclosures (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$8,039	$7,266
Performance obligations satisfied in previous periods (true ups, recoveries, and settlements) (1)	$(209)	$3,009

(1) True ups represent the differences between the Company’s quarterly estimates of per-unit royalty revenue and actual production/sales-based royalties reported by licensees in reports that are generally received in the following period and may include other changes in estimates. Recoveries represent corrections or revisions to previously reported per-unit royalties by licensees, generally resulting from the Company’s inquiries or compliance audits. Settlements represent resolutions of disputes or litigation during the period for past royalties owed.

Remaining Performance Obligations

Remaining performance obligations represent contracted revenue that has not yet been recognized. As of March 31, 2025, the Company’s remaining performance obligations and the period over which they are expected to be recognized were as follows (in thousands):

Year Ending December 31:	Amounts
2025 (remaining 9 months)	$44,346
2026	31,886
2027	17,053
2028	7,303
2029	2,178
Thereafter	228
Total	$102,994

Allowance for Credit Losses

The following table presents the activity in the allowance for credit losses for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025		2024
	Accounts Receivable	Unbilled Contracts Receivable	Accounts Receivable	Unbilled Contracts Receivable
Beginning balance	$946	$499	$1,906	$190
Provision for credit losses	202	(44)	798	58
Recoveries/charge-off	(76)	(5)	164	(3)
Ending balance	$1,072	$450	$2,868	$245

NOTE 3 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Prepaid expenses	$25,391	$21,027
Prepaid income taxes	8,567	8,295
Finished goods inventory	622	1,061
Other	2,018	2,105
Total	$36,598	$32,488

Property and equipment, net consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Computer equipment and software	$55,976	$54,737
Capitalized internal-use software	26,828	23,384
Office equipment and furniture	10,927	10,773
Building	17,876	17,876
Land	5,300	5,300
Leasehold improvements	11,053	10,778
Construction in progress	863	1,979
Total property and equipment	128,823	124,827
Less: accumulated depreciation and amortization(1)	(83,120)	(80,354)
Property and equipment, net	$45,703	$44,473

(1)
Includes $5.5 million and $4.1 million as of March 31, 2025 and December 31, 2024, respectively, of accumulated amortization associated with capitalized internal-use software.

The following table summarizes the capitalization and amortization of internal-use software for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Costs capitalized associated with internal-use software	$3,444	$3,279
Amortization of capitalized internal-use software	1,348	493

Accrued liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Employee compensation and benefits	$26,621	$33,360
Accrued expenses	14,289	16,108
Current portion of operating lease liabilities	11,023	15,353
Accrued other taxes	7,511	8,370
Accrued income taxes	7,349	6,259
Third-party royalties	2,559	5,171
Other	9,816	9,799
Total	$79,168	$94,420

NOTE 4 – FINANCIAL INSTRUMENTS

Non-marketable Equity Securities

As of March 31, 2025 and December 31, 2024, other noncurrent assets included equity securities accounted for under the equity method with a carrying amount of $4.5 million and $4.7 million, respectively. No impairments to the carrying amount of the Company’s non-marketable equity securities were recognized in the three months ended March 31, 2025 and 2024.

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

Cash Flow Hedges

The Company designates certain foreign currency forward contracts as hedging instruments pursuant to Accounting Standards Codification (“ASC”) No. 815—Derivatives and Hedging. The effective portion of the gain or loss on the derivatives are reported as a component of accumulated other comprehensive loss (“AOCL”) in stockholders’ equity and reclassified into net loss on the condensed consolidated statements of operations (Unaudited) in the period the hedged transactions are settled.

The notional and fair values of all derivative financial instruments were as follows (in thousands):

	Location in Balance Sheet	March 31, 2025	December 31, 2024
Derivative instruments designated as cash flow hedges:
Fair value—foreign exchange contract assets, net amount	Prepaid expenses and other current assets	$300	$—
Fair value—foreign exchange contract assets, net amount	Accrued liabilities	$—	$1,858

Notional value held to buy U.S. dollars in exchange for other currencies		$5,103	$5,074
Notional value held to sell U.S. dollars in exchange for other currencies		$63,651	$57,329

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

The gross amounts of the Company’s foreign currency forward contracts and the net amounts recorded in the Company’s condensed consolidated balance sheets were as follows (in thousands):

	March 31, 2025	December 31, 2024
Gross amount of recognized assets	$863	$173
Gross amount of recognized liabilities	(563)	(2,031)
Net derivative assets (liabilities)	$300	$(1,858)

The changes in AOCL related to the cash flow hedges consisted of the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Beginning balance	$(1,858)	$1,034
Other comprehensive gain (loss) before reclassification	1,577	(422)
Amounts reclassified from accumulated other comprehensive loss (gain) into net loss	581	(369)
Net current period other comprehensive gain (loss)	2,158	(791)
Ending balance	$300	$243

The following table summarizes the (losses) gains recognized upon settlement of the hedged transactions in the condensed consolidated statements of operations for three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$(259)	$349
Selling, general and administrative	(106)	107
Total	$(365)	$456

NOTE 5 – FAIR VALUE

The Company follows the authoritative guidance for fair value measurement and the fair value option for financial assets and financial liabilities. The Company carries its financial instruments at fair value with the exception of its note receivable, deferred consideration from divestitures, short-term debt, and long-term debt. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, or an exit price, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The established fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

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

Financial Instruments Not Recorded at Fair Value

The following table presents the fair value hierarchy for the Company’s assets and liabilities recorded at their carrying amount, but for which the fair value is disclosed (in thousands):

	March 31, 2025		December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Note receivable, noncurrent	$30,271	$31,110	$29,702	$28,223
Deferred consideration from divestitures	18,617	17,762	18,217	18,342
Total assets	$48,888	$48,872	$47,919	$46,565

Liabilities:
Senior unsecured promissory note	$—	$—	$50,000	$50,000
AR Facility	$40,000	$40,000	$—	$—

The fair value of the note receivable, including accrued interest, and the deferred consideration resulting from the AutoSense Divestiture and the Perceive Transaction (as described in Note 6—Divestitures) were estimated based on an income and market approach with valuation inputs such as the U.S. Treasury constant maturity yields, comparable bond yields, and credit spreads over the term of the same or similarly issued instruments. They are classified within Level 2 of the fair value hierarchy.

Debt is classified within Level 2 of the fair value hierarchy. As of December 31, 2024, short-term debt included the senior unsecured promissory note. The carrying amount of the senior unsecured promissory note approximated fair value due to its short-term maturity. As of March 31, 2025, long-term debt included the AR Facility with a floating interest rate based on market conditions. The carrying amount of the AR Facility approximates fair value. Refer to Note 8—Debt and Receivables Securitization for additional information on these two debt instruments.

NOTE 6 – DIVESTITURES

Perceive Corporation

In August 2024, the Company and one of its former subsidiaries, Perceive (“Seller”), of which the Company owned approximately 76.4% of the equity interests, entered into an Asset Purchase Agreement (the “Agreement”) with Amazon.com Services LLC (“Buyer”) pursuant to which Buyer agreed to purchase and assume from Seller substantially all the assets and certain liabilities of Seller for $80.0 million in cash, including a holdback of $12.0 million to be held for 18 months after the closing of the transaction to secure the Company’s and Seller’s indemnification obligations (the “Perceive Transaction”). The Perceive Transaction was subsequently completed in October 2024.

The Perceive Transaction did not represent a strategic shift that would have a major effect on the Company’s consolidated results of operations, and therefore, its results of operations were not reported as discontinued operations.

Holdback Consideration

Upon completion of the Perceive Transaction, the holdback consideration of $12.0 million was estimated to have a then present value of $11.3 million, resulting in a discount of $0.7 million. For the three months ended March 31, 2025, the amount of discount accreted as interest income was insignificant.

As of March 31, 2025, the net carrying amount of the holdback consideration is as follows (in thousands):

March 31, 2025
Holdback consideration	$12,000
Less: unamortized discount on holdback consideration	(471)
Net carrying amount	$11,529

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

In January 2024, the AutoSense Divestiture was completed for total consideration of $44.3 million, comprised of $10.8 million of cash, a note receivable from Tobii (the “Tobii Note”) of $27.7 million, and deferred consideration (as described under Deferred Consideration below) totaling $15.0 million, which was estimated to have a fair value of $5.8 million based on a present value factor as of January 31, 2024. The $10.8 million of cash included in the total consideration represents the cash balance that was transferred to Tobii upon completion of the AutoSense Divestiture to support operations during the transition and was subsequently returned to the Company, and as such, this amount is included in the assets sold as of January 31, 2024 and in the total consideration received. In addition, there may be potential earnout payments (as described under Contingent Consideration below) payable in 2031, contingent upon the future success of the divested AutoSense in-cabin safety business.

In connection with the AutoSense Divestiture, the Company also recorded a liability of $7.1 million for potential indemnification of certain pre-closing date matters.

As of January 31, 2024, the Company derecognized the carrying amounts of the following assets and liabilities (in thousands):

	January 31, 2024
	Current	Noncurrent	Total
Assets:
Cash and cash equivalents	$11,025	$—	$11,025
Accounts receivable, net	3,392	—	3,392
Unbilled contracts receivable, net	1,398	5,320	6,718
Prepaid expenses and other current assets	812	—	812
Property and equipment, net	—	2,291	2,291
Operating lease right-of-use assets	—	3,272	3,272
Other noncurrent assets	—	2,887	2,887
Total assets held for sale	$16,627	$13,770	$30,397

Liabilities:
Accounts payable	$248	$—	$248
Accrued liabilities	4,933	—	4,933
Deferred revenue	1,114	—	1,114
Operating lease liabilities, noncurrent	—	2,708	2,708
Other noncurrent liabilities	—	7,064	7,064
Total liabilities held for sale	$6,295	$9,772	$16,067

Net assets held for sale	$10,332	$3,998	$14,330

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

The Company elected to present accrued interest within the carrying amount of note receivable, noncurrent, in the condensed consolidated balance sheets. As of March 31, 2025, the carrying amount of the Tobii Note is as follows (in thousands):

March 31, 2025
Outstanding principal amount	$27,676
Add: interest accrued to date	2,595
Carrying amount—note receivable, noncurrent	$30,271

For the three months ended March 31, 2025 and 2024, the Company recognized interest income of $0.6 million and $0.4 million, respectively.

Deferred Consideration

The deferred consideration consists of guaranteed future cash payments, which are scheduled to be made by Tobii in four annual payments as follows (in thousands):

Date of Payment:	Amount
February 15, 2028	$3,000
February 15, 2029	2,250
February 15, 2030	4,500
February 15, 2031	5,250
Total future payments	$15,000

At the closing date of the Tobii Note, there was $9.2 million of discount on the deferred consideration to be accreted as interest income up to the date of the final payment. For the three months ended March 31, 2025 and 2024, the Company accreted $0.3 million and $0.2 million of the discount as interest income, respectively.

As of March 31, 2025, the net carrying amount of the deferred consideration is as follows (in thousands):

March 31, 2025
Total deferred consideration	$15,000
Less: unamortized discount on deferred consideration	(7,912)
Net carrying amount	$7,088

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

NOTE 7 – INTANGIBLE ASSETS, NET

Identified intangible assets consisted of the following (in thousands):

	March 31, 2025
	Weighted-Average Remaining Useful Life (in years)	Gross Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Acquired patents	5.0	$17,281	$(6,239)	$11,042
Existing technology / content database	4.0	219,927	(197,118)	22,809
Customer contracts and related relationships	4.1	493,685	(395,303)	98,382
Trademarks/trade name	2.2	39,313	(38,940)	373
Non-compete agreements		3,101	(3,101)	—
Total finite-lived intangible assets		773,307	(640,701)	132,606
Indefinite-lived intangible assets:
TiVo tradename/trademarks	N/A	21,400	—	21,400
Total intangible assets		$794,707	$(640,701)	$154,006

	December 31, 2024
	Weighted-Average Remaining Useful Life (in years)	Gross Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Acquired patents	5.2	$17,281	$(5,687)	$11,594
Existing technology / content database	4.0	219,912	(194,041)	25,871
Customer contracts and related relationships	4.4	493,685	(389,251)	104,434
Trademarks/trade name	2.5	39,313	(38,898)	415
Non-compete agreements		3,101	(3,101)	—
Total finite-lived intangible assets		773,292	(630,978)	142,314
Indefinite-lived intangible assets:
TiVo tradename/trademarks	N/A	21,400	—	21,400
Total intangible assets		$794,692	$(630,978)	$163,714

As of March 31, 2025, the estimated future amortization expense of total finite-lived intangible assets was as follows (in thousands):

Year Ending December 31:	Amounts
2025 (remaining 9 months)	$25,117
2026	31,509
2027	30,666
2028	30,329
2029	14,343
Thereafter	642
Total future amortization	$132,606

NOTE 8 – DEBT AND RECEIVABLES SECURITIZATION

PNC AR Facility

In February 2025, the Company entered into a Receivables Financing Agreement (the “RFA”) to establish an accounts receivable securitization program (the “AR Facility”) with PNC Bank (“PNC”). Under the AR Facility, certain of the Company’s wholly-owned subsidiaries (collectively, the “Originators”) agreed to periodically transfer and sell their trade receivables, which include accounts receivable and unbilled contracts receivable, and all related rights to Xperi SPV LLC (“Xperi SPV”), the Company’s wholly-owned special purpose subsidiary, while the Company manages the associated collection and administrative responsibilities. In turn, Xperi SPV may borrow funds from PNC from time to time, secured by liens on the trade receivables.

The Company controls Xperi SPV and includes it in the Company’s condensed consolidated financial statements. The transfer of the trade receivables is accounted for as a sale of financial assets. Once sold to Xperi SPV, the Originators have no continuing involvement in the transferred trade receivables. Further, the transferred trade receivables are no longer available to satisfy any outstanding debt owed to creditors of the Company or the Originators.

The maximum amount potentially available to borrow, based on the eligibility of the trade receivables, is $55.0 million. Interest on the outstanding balance is accrued at the sum of the (i) monthly Term SOFR Rate (as defined in the RFA) and (ii) 1.90%. Additional interest of 0.50% is accrued on the unused borrowing limit. Interest is payable on a monthly basis. The AR Facility matures on February 21, 2028, unless terminated earlier pursuant to its terms. Repayment of the outstanding principal is due at maturity; however, the Company may prepay all of the outstanding principal at any time, plus accrued and unpaid interest, without any premium or penalty. If, at any time, the aggregate outstanding principal exceeds the eligibility limit of the receivables, the Company is required to repay the excess amount borrowed immediately.

The AR Facility contains customary covenants included in debt arrangements, and certain liquidity and related covenants involving various types of financial performance measures such as liquidity ratio, default ratio, dilution ratio, delinquency ratio, and days sales outstanding. Subject in some cases to cure periods, amounts outstanding under the RFA may be accelerated for customary events of default including, but not limited to, the failure to make payments or deposits when due, borrowing base deficiencies, and the failure to observe or comply with any covenant. The Company was in compliance with all covenants as of March 31, 2025.

On February 21, 2025, the Company borrowed $40.0 million under the AR Facility and accounted for it as a secured borrowing. As of March 31, 2025, accounts receivable and unbilled contracts receivable totaling $124.4 million were included in the balance sheet of Xperi SPV and pledged as collateral against the borrowing.

The Company capitalized fees incurred to establish the securitization program of $1.2 million, which are amortized on a straight-line basis over the commitment term of three years. Fees amortized are recognized under “interest expense – debt” in the condensed consolidated statements of operations.

Vewd Promissory Note

In connection with the acquisition of Vewd Software Holdings Limited (“Vewd”) on July 1, 2022, the Company issued a senior unsecured promissory note (the “Promissory Note”) to the sellers of Vewd in a principal amount of $50.0 million. Indebtedness outstanding under the Promissory Note bears an interest rate of 6.00% per annum, payable in cash on a quarterly basis. The Promissory Note was scheduled to mature on July 1, 2025, but the Company was permitted to prepay all of the outstanding principal at any time, plus accrued and unpaid interest, without any premium or penalty.

The outstanding principal of $50.0 million on the Promissory Note was classified as current as of December 31, 2024. In February 2025, the Company repaid the full outstanding principal along with accrued interest, with $40.0 million in loan proceeds from the AR Facility with PNC (as described above) and the remainder with cash on hand.

Total interest expense for debt was $0.7 million for the three months ended March 31, 2025 and 2024.

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

The following table sets forth the computation of basic and diluted net loss per share attributable the Company (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss attributable to the Company - basic and diluted	$(18,366)	$(13,120)
Denominator:
Weighted-average number of shares used in computing net loss per share attributable to the Company - basic and diluted	44,773	44,521
Net loss per share attributable to the Company - basic and diluted	$(0.41)	$(0.29)

The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Stock options	—	69
Restricted stock units	7,982	8,053
ESPP	301	253
Total	8,283	8,375

NOTE 10 – STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Equity Incentive Plans

In connection with the Separation and on October 1, 2022, the Company adopted the Xperi Inc. 2022 Equity Incentive Plan (the “2022 EIP”).

Under the 2022 EIP, the Company may grant equity-based awards to employees, non-employee directors, and consultants for services rendered to the Company (or any parent or subsidiary) in the form of stock options, stock awards, restricted stock awards, RSUs, stock appreciation rights, dividend equivalents and performance awards, or any combination thereof. The 2022 EIP includes an automatic annual increase to its share reserve on January 1 of each year as set forth in the plan document.

The 2022 EIP provides for option grants designated as either incentive stock options or non-statutory options. Stock options have been granted with an exercise price not less than the value of the common stock on the grant date, have 10-year contractual terms from the date of grant, and vest over a four-year period. The vesting criteria for RSUs has historically been the passage of time or meeting certain performance-based objectives, and continued service through the vesting period over three or four years for time-based awards or three years for performance-based awards.

As of March 31, 2025, there were approximately 4.3 million shares reserved for future grants under the 2022 EIP.

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

The 2022 ESPP includes a reset provision which is triggered if the fair market value per share of the Company’s common stock on any purchase date during an offering period is less than the fair market value per share on the start date of the 12-month offering period. Upon occurrence of the reset, the existing offering period will automatically terminate and a new 12-month offering period will begin on the next business day. All participants in the terminated offering will be transferred to the new offering period.

As of March 31, 2025, there were 2.6 million shares reserved for future issuance under the 2022 ESPP.

Stock Options

The Company did not grant additional stock options during the three months ended March 31, 2025. All outstanding stock options were fully vested and exercisable as March 31, 2025, but were immaterial for financial statement disclosure purposes.

Restricted Stock Units

Information with respect to outstanding RSUs (including both time-based vesting and performance-based vesting) for the three months ended March 31, 2025 is as follows (in thousands, except per share amounts):

	Number of Shares Subject to Time- based Vesting	Number of Shares Subject to Performance- based Vesting	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2024	5,258	2,147	7,405	$13.66
Granted	2,070	708	2,778	$8.32
Vested / released	(1,767)	(143)	(1,910)	$13.40
Canceled / forfeited	(158)	(133)	(291)	$13.49
Balance at March 31, 2025	5,403	2,579	7,982	$11.87

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

The following assumptions were used to value the market-based PSUs granted during the period:

	Three Months Ended March 31,
	2025	2024
Expected life (years)	3.0	3.0
Risk-free interest rate	3.9%	4.2%
Dividend yield	0.0%	0.0%
Expected volatility	46.2%	43.9%

Stock-Based Compensation

Total stock-based compensation expense for the three months ended March 31, 2025 and 2024 is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue, excluding depreciation and amortization of intangible assets	$1,044	$744
Research and development	4,423	4,333
Selling, general and administrative	6,635	9,680
Total stock-based compensation expense	$12,102	$14,757

Stock-based compensation expense categorized by award type for the three months ended March 31, 2025 and 2024 is summarized in the table below (in thousands):

	Three Months Ended March 31,
	2025	2024
RSUs	$9,872	$9,185
PSUs	1,040	4,254
ESPP	1,190	1,318
Total stock-based compensation expense	$12,102	$14,757

As of March 31, 2025, unrecognized stock-based compensation expense related to unvested equity-based awards is as follows (amounts in thousands):

	March 31, 2025
	Unrecognized Stock-Based Compensation	Weighted-Average Period to Recognize Expense (in years)
RSUs	$47,387	2.0
PSUs	10,950	2.1
ESPP	512	0.2
Total unrecognized stock-based compensation expense	$58,849

NOTE 11 – INCOME TAXES

For the three months ended March 31, 2025, the Company recorded an income tax expense of $3.5 million on a pretax loss of $14.9 million, which resulted in an effective tax rate of (23.5)%. The income tax expense for the three months ended March 31, 2025 was primarily related to foreign withholding taxes and foreign income taxes.

For the three months ended March 31, 2024, the Company recorded an income tax expense of $4.3 million on a pretax loss of $9.1 million, which resulted in an effective tax rate of (47.0)%. The income tax expense for the three months ended March 31, 2024 was primarily related to foreign withholding taxes, foreign income taxes, U.S. federal income taxes, and state income taxes.

As of March 31, 2025, gross unrecognized tax benefits of $15.3 million decreased by $0.1 million compared to December 31, 2024. Of the $15.3 million gross unrecognized tax benefits, $1.1 million would affect the effective tax rate, if recognized. The Company is unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease.

It is the Company’s policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. Recognition of interest and penalties related to unrecognized tax benefits was immaterial for the three months ended March 31, 2025 and 2024. As of March 31, 2025 and December 31, 2024, accrued interest and penalties were $0.2 million and $0.1 million, respectively.

As of March 31, 2025, the Company’s 2020 through 2025 tax years are generally open and subject to potential examination in one or more jurisdictions. In addition, in the United States, any net operating losses or credits that were generated in prior years but not yet fully utilized in a year that is closed under the statute of limitations may also be subject to examination.

NOTE 12 – LEASES

The Company leases office and research facilities, data centers and office equipment under operating leases with various expiration dates through 2032. Certain leases offer the option to renew for up to ten years and to terminate before the expiration date. Leases with an initial term of 12 months or less are not recorded on the balance sheets; expense for these leases is recognized on a straight-line basis over the lease term. Variable lease payments are expensed as incurred and are not included within the lease liability and right-of-use assets calculation.

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

The components of operating lease costs were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Fixed lease cost (1)	$4,170	$4,286
Variable lease cost	1,172	1,053
Less: sublease income	(2,120)	(1,931)
Total operating lease cost	$3,222	$3,408

(1) Includes short-term leases expensed on a straight-line basis.

The following table presents supplemental cash flow information arising from lease transactions (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash payments included in the measurement of operating lease liabilities	$4,419	$4,496
Operating ROU assets obtained in exchange for lease obligations	$6,824	$—

The weighted-average remaining term of the Company’s operating leases and the weighted-average discount rate used to measure the present value of the operating lease liabilities are as follows:

	March 31, 2025	December 31, 2024
Weighted-average remaining lease term (in years)	4.5	2.9
Weighted-average discount rate	6.5%	5.5%

Future minimum lease payments and related lease liabilities as of March 31, 2025 were as follows (in thousands):

Year Ending December 31:	Operating Lease Payments (1)	Sublease Income	Net Operating Lease Payments
2025 (remaining 9 months)	$10,388	$(4,759)	$5,629
2026	9,202	(1,563)	7,639
2027	6,872	(368)	6,504
2028	5,024	(379)	4,645
2029	3,906	(291)	3,615
Thereafter	6,283	—	6,283
Total lease payments	41,675	$(7,360)	$34,315
Less: imputed interest	(6,283)
Present value of operating lease liabilities	$35,392

Less: operating lease liabilities, current portion	(11,023)
Noncurrent operating lease liabilities	$24,369

(1) Future minimum lease payments exclude short-term leases as well as payments to landlords for variable common area maintenance, insurance, and real estate taxes.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Purchase and Other Contractual Obligations

In the ordinary course of business, the Company enters into contractual agreements with third parties that include non-cancelable payment obligations, for which it is liable in future periods. These arrangements primarily include unconditional purchase obligations to service providers. As of March 31, 2025, the Company’s total future unconditional purchase obligations were approximately $133.0 million.

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

NOTE 14 - SEGMENT RELATED INFORMATION

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

The following table presents information about reported segment revenue, significant segment expenses, and segment net loss for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue	$114,033	$118,844
Less:
Cost of revenue, excluding depreciation and amortization of intangible assets (1)	29,599	29,756
Research and development (1)	39,549	50,439
Selling, general and administrative (1)	48,698	56,353
Depreciation expense	2,905	3,584
Amortization expense	9,722	11,039
Interest and other income, net	(2,295)	(1,042)
Interest expense - debt	732	748
Gain on divestitures	—	(22,934)
Provision for income taxes	3,489	4,272
Consolidated net loss	$(18,366)	$(13,371)

(1)
Includes total salaries, bonuses, and employee benefits of $68.5 million and $77.6 million for the three months ended March 31, 2025 and 2024, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended to promote understanding of our results of operations and financial condition and should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with our audited financial statements and notes thereto for the fiscal year ended December 31, 2024 found in our Form 10-K filed by Xperi Inc. on February 27, 2025 (our “Form 10-K”).

Business Overview

We are a leading consumer and entertainment technology company. We believe we create extraordinary experiences at home and on the go for millions of consumers around the world, enabling our unique audiences to connect with content in a more intelligent, immersive, and personal way. Powering smart devices, connected cars, entertainment experiences and more, we bring together ecosystems designed to reach highly-engaged consumers, allowing us and our ecosystem partners to uncover significant new business opportunities, now and in the future. Our technologies are integrated into consumer devices and a variety of media platforms worldwide, driving increased value for our partners, customers, and consumers. We operate in one reportable business segment and group our revenue into four categories: Pay-TV, Consumer Electronics, Connected Car and Media Platform. Headquartered in Silicon Valley with operations around the world, we have approximately 1,620 employees and more than 35 years of operating experience.

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

In August 2024, we entered into an Asset Purchase Agreement with Amazon.com Services LLC to sell substantially all of the assets and certain liabilities of Perceive Corporation (later known as Xperi Pylon Corporation and subsequently dissolved in December 2024), a subsidiary focused on edge inference hardware and software technologies, for a gross amount of $80.0 million in cash, including a holdback of $12.0 million to be held for 18 months after the closing of the transaction (the “Perceive Transaction”) to secure our and Perceive Corporation’s indemnification obligations. The Perceive Transaction was completed in October 2024, allowing us to be fully focused on entertainment-based solutions to grow our independent media platform and licensing businesses.

Results of Operations

The following table presents our historical operating results for the periods indicated as a percentage of revenue:

	Three Months Ended March 31,
	2025	2024
Revenue	100%	100%
Operating expenses:
Cost of revenue, excluding depreciation and amortization of intangible assets	26	25
Research and development	35	42
Selling, general and administrative	43	48
Depreciation expense	2	3
Amortization expense	8	9
Total operating expenses	114	127
Operating loss	(14)	(27)
Interest and other income, net	2	1
Interest expense - debt	(1)	—
Gain on divestiture	—	19
Loss before taxes	(13)	(7)
Provision for income taxes	3	4
Net loss	(16)%	(11)%

Comparison of the Three Months Ended March 31, 2025 and 2024

Revenue

We derive the majority of our revenue from licensing our technologies and solutions to customers. For our revenue recognition policy including descriptions of revenue-generating activities, refer to Note 2—Revenue of the Notes to the Condensed Consolidated Financial Statements (Unaudited).

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Revenue	$114,033	$118,844	$(4,811)	(4)%

Revenue decreased by $4.8 million, or 4%, for the three months ended March 31, 2025 compared to the same period in the prior year. The decrease was primarily attributable to decreases of $13.8 million in Pay-TV, Media Platform, and Consumer Electronics revenue, partially offset by an increase of $9.0 million in Connected Car revenue.

Pay-TV revenue decreased by $6.9 million compared to the first quarter of 2024 due to declines in core guide products and consumer hardware and subscription revenue partially due to certain minimum guarantee (“MG”) revenue that occurred during the first quarter of 2024, which was partially offset by continued increases in IPTV solutions revenue. Our Media Platform revenue declined by $3.5 million due to reductions in middleware solutions revenue and advertising revenue associated with third-party advertising inventory. In addition, Consumer Electronics revenue decreased by $3.3 million driven by the absence of revenue in the first quarter of 2025 from the divestitures of both Perceive and imaging products related to AutoSense, and market-based softness of certain end products, partially offset by multi-year renewals. These decreases were partially offset by the increase in Connected Car revenue as a result of MG revenue from HD Radio partially offset by the impact of the AutoSense Divestiture.

Operating Expenses

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Cost of revenue, excluding depreciation and amortization of intangible assets	$29,599	$29,756	$(157)	(1)%
Research and development	39,549	50,439	(10,890)	(22)%
Selling, general and administrative	48,698	56,353	(7,655)	(14)%
Depreciation expense	2,905	3,584	(679)	(19)%
Amortization expense	9,722	11,039	(1,317)	(12)%
Total operating expenses	$130,473	$151,171	$(20,698)	(14)%

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

Cost of revenue, excluding depreciation and amortization of intangible assets, for the three months ended March 31, 2025 was $29.6 million, as compared to $29.8 million in the same period of the prior year, a decrease of $0.2 million, or 1%. This decrease was primarily attributable to lower costs resulting from the AutoSense Divestiture and the Perceive Transaction, both of which took place in 2024.

Research and Development

Research and development (“R&D”) costs consist primarily of employee-related costs, stock-based compensation (“SBC”) expense, engineering consulting expenses associated with new product and technology development, product commercialization, quality assurance and testing costs, as well as other costs related to patent applications and examinations, materials, supplies, and an allocation of facilities costs. Other than certain software development costs that are capitalized, all research and development costs are expensed as incurred.

Research and development expense for the three months ended March 31, 2025 was $39.5 million, as compared to $50.4 million in the same period of the prior year, a decrease of $10.9 million, or 22%. The decrease was primarily driven by lower research and development spend in the AutoSense in-cabin safety business and related imaging solutions following the AutoSense Divestiture, lower expenses resulting from the Perceive Transaction as well as reductions in R&D employee headcount.

Selling, General and Administrative

Selling expenses consist primarily of compensation and related costs (including SBC expense) for sales and marketing personnel engaged in sales and licensee support, marketing programs, public relations, promotional materials, travel, and trade shows. General and administrative expenses consist primarily of compensation and related costs (including SBC expense) for management, information technology, finance and legal personnel, legal fees and related expenses, facilities costs, and professional services. Our general and administrative expenses, other than facilities-related expenses and fringe benefits, are not allocated to other expense line items.

Selling, general and administrative expenses for the three months ended March 31, 2025 were $48.7 million, as compared to $56.4 million in the same period of the prior year, a decrease of $7.7 million, or 14%. The decrease was primarily attributable to reduced employee headcount as well as a decrease in SBC expense.

Stock-based Compensation

The following table sets forth our SBC expense for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue, excluding depreciation and amortization of intangible assets	$1,044	$744
Research and development	4,423	4,333
Selling, general and administrative	6,635	9,680
Total stock-based compensation expense	$12,102	$14,757

We recognized SBC expense from restricted stock units and purchases made under our employee stock purchase plan (“ESPP”). The decrease of $2.7 million in SBC expense for the three months ended March 31, 2025, when compared to the same period of the prior year, was primarily driven by lower expense for performance-based restricted stock units and reduced employee headcount.

Depreciation Expense

We recognized depreciation expense for certain equipment, capitalized internal-use software, leasehold improvements, and buildings and improvements. Depreciation expense for the three months ended March 31, 2025 was $2.9 million, as compared to $3.6 million in the same period of the prior year, a decrease of $0.7 million, or 19%. The decrease was primarily due to certain fixed assets becoming fully depreciated over the past 12 months.

Amortization Expense

We recognized amortization expense for certain intangible assets we acquired in business combinations that are recognized separately from goodwill. Amortization expense for the three months ended March 31, 2025 was $9.7 million, as compared to $11.0 million in the same period of the prior year, a decrease of $1.3 million, or 12%. The decrease was primarily due to certain intangible assets becoming fully amortized over the past 12 months.

As a result of intangible assets we acquired in previous mergers and acquisitions, we anticipate that amortization expenses will continue to be a significant expense over the next several years. See Note 7—Intangible Assets, Net of the Notes to Condensed Consolidated Financial Statements (Unaudited) for additional detail.

Interest and Other Income, Net

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Interest and other income, net	$2,295	$1,042	$1,253	120%

Interest and other income, net, was higher in the three months ended March 31, 2025, as compared to the same period in the prior year, principally due to an increase in foreign currency transaction gains.

Interest Expense—Debt

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Interest expense - debt	$(732)	$(748)	$16	(2)%

The interest expense on debt was $0.7 million in the three months ended March 31, 2025 and remained constant when compared to the same period in the prior year.

Gain on Divestiture

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Gain on divestiture	$—	$22,934	$(22,934)	(100)%

As disclosed in Note 6—Divestitures of the Notes to the Condensed Consolidated Financial Statements (Unaudited), we completed the AutoSense Divestiture on January 31, 2024 and streamlined our business, further enhancing our focus on entertainment markets. Upon the completion of the AutoSense Divestiture, we recognized a pre-tax gain of $22.9 million during the three months ended March 31, 2024.

We did not have any divestitures during the three months ended March 31, 2025.

Provision for Income Taxes

For the three months ended March 31, 2025, we recorded an income tax expense of $3.5 million on a pretax loss of $14.9 million, which resulted in an effective tax rate of (23.5)%. The income tax expense for the three months ended March 31, 2025 was primarily related to foreign withholding taxes and foreign income taxes.

For the three months ended March 31, 2024, we recorded an income tax expense of $4.3 million on a pretax loss of $9.1 million, which resulted in an effective tax rate of (47.0)%. The income tax expense for the three months ended March 31, 2024 was primarily related to foreign withholding taxes, foreign income taxes, U.S. federal income taxes, and state income taxes.

The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more-likely-than-not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified. After considering both positive and negative evidence to assess the recoverability of our net deferred tax assets, we determined that it was unlikely that our federal, certain state, and certain foreign deferred tax assets with valuation allowances will be realized. For jurisdictions that currently have valuation allowances, we intend to maintain valuation allowances until there is sufficient evidence to support the reversal of all or some portion of these allowances. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. The exact timing and amount of the valuation allowance release depends on the level of profitability that we are able to achieve.

Liquidity and Capital Resources

The following table presents selected financial information related to our liquidity and significant sources and uses of cash and cash equivalents as of and for the periods presented:

	As of
	March 31, 2025	December 31, 2024
	(dollars in thousands)
Cash and cash equivalents	$87,988	$130,564
Current ratio(1)	2.3	1.6

(1)
The current ratio is a liquidity ratio that measures our ability to pay short-term obligations or those due within one year. The ratio is calculated by dividing current assets by current liabilities.

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(22,258)	$(49,787)
Net cash used in investing activities	$(4,207)	$(4,714)
Net cash used in financing activities	$(16,111)	$(4,671)

Our primary liquidity and capital resources are our cash and cash equivalents on hand and borrowings under the AR Facility (defined below). Cash and cash equivalents were $88.0 million at March 31, 2025, a decrease of $42.6 million from $130.6 million at December 31, 2024. This decrease resulted primarily from cash used in operations of $22.3 million, $50.0 million in voluntary repayment of the Vewd Software Holdings Limited (“Vewd”) senior unsecured promissory note, $5.3 million in payments of withholding taxes on net share settlement of equity awards, and $4.2 million of capital expenditures, including capitalized internal-use software costs, partially offset by $40.0 million in loan proceeds borrowed under an accounts receivable securitization program (the “AR Facility”) with PNC Bank, National Association (“PNC”). For detailed information regarding the repayment of the Vewd debt and the AR Facility, refer to “Long-Term Debt Financing” below.

For information about our material cash requirements, see “Liquidity and Capital Resources” in Part II, Item 7 of our Form 10-K. Our cash requirements have not changed materially since December 31, 2024.

Stock Repurchase Program

In April 2024, our Board of Directors (the “Board”) authorized the repurchase of up to $100.0 million of our common stock (the “Program”). Under the Program, we may make repurchases, from time to time, through open market purchases, block trades, privately negotiated transactions, accelerated share repurchase transactions, or other means. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases under the Program. As of March 31, 2025, we have repurchased a total of approximately 2.2 million shares of common stock, since inception of the Program, at an average price of $9.23 per share for a total cost of approximately $20.0 million. We did not repurchase any common stock during the three months ended March 31, 2025. As of March 31, 2025, the total remaining amount available for repurchase was $80.0 million. We may continue to execute authorized repurchases from time to time under the Program. There is no guarantee that such repurchases under the Program will enhance the value of our common stock.

Cash Flows

Cash Flows from Operating Activities

Net cash used in operating activities was $22.3 million for the three months ended March 31, 2025, primarily due to our net loss of $18.4 million being further adjusted by $28.4 million of changes in operating assets and liabilities, including payment during the quarter of employee annual bonuses for 2024 performance, partially offset by non-cash items such as SBC expense of $12.1 million, amortization of intangible assets of $9.7 million, and depreciation expense of $2.9 million.

Net cash used in operating activities was $49.8 million for the three months ended March 31, 2024, primarily due to our net loss of $13.4 million being further adjusted by $43.4 million of changes in operating assets and liabilities, including payment during the quarter of employee annual bonuses for 2023 performance, and $22.9 million of a non-cash gain recognized from the

AutoSense Divestiture, partially offset by non-cash items such as SBC expense of $14.8 million, amortization of intangible assets of $11.0 million, and depreciation expense of $3.6 million.

Cash Flows from Investing Activities

Net cash used in investing activities was $4.2 million and $4.7 million for three months ended March 31, 2025 and 2024, respectively, which was primarily related to capital expenditures, including capitalized internal-use software.

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

Cash Flows from Financing Activities

Net cash used in financing activities was $16.1 million for the three months ended March 31, 2025, primarily due to $5.3 million in payment of withholding taxes related to net share settlement of equity awards, and the $50.0 million voluntary repayment of the Vewd senior unsecured promissory note, partially offset by $40.0 million in loan proceeds borrowed under the AR Facility with PNC.

Net cash used in financing activities was $4.7 million for the three months ended March 31, 2024, which reflected the payment of withholding taxes related to net share settlement of equity awards.

Long-Term Debt Financing

In connection with the acquisition of Vewd on July 1, 2022, we issued a senior unsecured promissory note (the “Promissory Note”) to the sellers of Vewd in the principal amount of $50.0 million, all of which was outstanding at December 31, 2024. Indebtedness outstanding under the Promissory Note bears an interest rate of 6.00% per annum, subject to certain potential adjustments. The Promissory Note was scheduled to mature on July 1, 2025. We may, at any time and on any one or more occasions, prepay all or any portion of the outstanding principal amount, plus accrued and unpaid interest, if any, under the Promissory Note without premium or penalty. On February 21, 2025, we voluntarily made a full principal payment of $50.0 million plus accrued interest by using a combination of cash on hand and a new long-term financing facility through the securitization of our accounts receivable as described below.

On February 21, 2025, we and Xperi SPV LLC (“Xperi SPV”), a wholly-owned special purpose subsidiary, entered into a Receivables Financing Agreement (the “RFA”) with PNC, and PNC Capital Markets LLC, and a Sale and Contribution Agreement (the “SCA,” and, together with the RFA, the “RF Agreements”) among us, Xperi SPV and certain of our other wholly-owned subsidiaries to establish an accounts receivable securitization program (the “AR Facility”). Interest is payable on a monthly basis. The AR Facility is scheduled to terminate on February 21, 2028, unless terminated earlier pursuant to its terms. For a detailed description of the AR Facility, refer to Note 8— Debt and Receivables Securitization.

Upon entering into the RF Agreements on February 21, 2025, we borrowed $40.0 million under the AR Facility and selected the monthly Term SOFR Rate (as defined in the RFA). The RF Agreements contain various covenants that we believe are usual and customary. The interest payments on the AR Facility debt, exclusive of the debt issuance costs and related amortization, are expected to be approximately $2.6 million for the next 12 months and may vary with changes in interest rates. As of March 31, 2025, we were in compliance with the covenants under the RF Agreements. For more information on our AR Facility, see Note 8—Debt and Receivables Securitization.

Liquidity

We believe our current cash and cash equivalents, together with borrowings or availability under our AR Facility, will be sufficient to meet our needs for at least the next 12 months from the issuance date of the Condensed Consolidated Financial Statements included in this Quarterly Report. As we assess growth strategies, we may need to supplement our cash and cash equivalents with additional outside sources. As part of our liquidity strategy, we will continue to monitor our earnings and cash flow as well as our ability to access the capital markets as needed.

Poor financial results, unanticipated expenses, unanticipated acquisitions of technologies or businesses or unanticipated strategic investments could give rise to additional financing requirements sooner than we expect. Equity or additional debt financing may not be available when needed or, if available, equity or debt financing may not be on terms satisfactory to us. Additionally, disruption and volatility in the global capital markets and economic uncertainties, including those driven by tariffs, could impact our capital resources and liquidity in the future.

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

Critical Accounting Estimates

During the three months ended March 31, 2025, there were no significant changes in our critical accounting estimates. For a discussion of our critical accounting estimates, see Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K.

Recent Accounting Pronouncements

See Note 1—Description of Business and Summary of Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Except as set forth below, there were no material changes to our exposure to market risk since December 31, 2024. For a discussion of our market risk, see Part II, Item 7A—Quantitative and Qualitative Disclosures About Market Risk in our Form 10-K.

Interest Rate Risk

We are exposed to changes in interest rates related to our Receivables Financing Agreement. As of March 31, 2025, we had outstanding indebtedness in the amount of $40.0 million under the AR Facility that was subject to variable interest rates, based on the secured overnight financing rate (“SOFR”). Changes in economic conditions outside of our control could result in higher interest rates, thereby increasing our interest expense and reducing the funds available for capital investment, operations or other purposes. Assuming no change in the outstanding indebtedness, we estimate that a 1% increase in the applicable SOFR interest rate would result in an annual increase in our interest expense of approximately $0.5 million. Any significant increase in our interest expense could negatively impact our results of operations and cash flows. If the U.S. Federal Reserve raises its benchmark interest rate, any increases would likely impact the borrowing rate on our outstanding indebtedness, and increase our interest expense, comparably.

Item 4. Controls and Procedures.

Evaluation of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Any one or more of the above factors may adversely affect our international operations and could significantly affect our business, financial condition, results of operations and cash flows. For example, the United States has signaled its intention to change U.S. trade policy, including renegotiating or terminating existing trade agreements and leveraging tariffs. In April 2025, the United States imposed additional tariffs on imports from China and announced reciprocal and sectorial tariffs on imports from other countries. These additional tariffs or any future tariffs, as well as a government’s adoption of “buy national” policies or retaliation by another government against such tariffs or policies, have introduced significant uncertainty into the market and may strain global supply chain that we depend on, and may adversely affect the prices of and demand for the products that include our technologies, which could have a negative impact on the Company’s results of operations. Furthermore, a decrease in discretionary consumer and corporate spending, including as a result of price increases stemming from the imposition of tariffs on foreign imports, could result in a reduction in the purchases of TVs, automobiles and consumer electronic devices, and could cause an ensuing reduction in our monetization revenue.

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

We did not repurchase shares of our common stock during the three months ended March 31, 2025.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) None.

(c) Securities Trading Arrangements of Directors and Section 16 Officers.

On March 13, 2025, Laura J. Durr, a member of the Company’s Board, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 13,000 shares of the Company’s common stock. Ms. Durr’s plan will expire on March 13, 2026, subject to early termination in accordance with the terms of the plan.

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

10.1

Receivables Financing Agreement by and among Xperi Inc., Xperi SPV LLC, PNC Bank, National Association, PNC Capital Markets LLC, and the lenders party thereto, dated February 21, 2025 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2025).

10.2

Sale and Contribution Agreement by and among Xperi SPV LLC, TiVo Platform Technologies LLC, TiVo Research and Analytics, Inc., Rovi Product Corporation, DigitalSmiths Corporation, Veveo LLC, DTS, Inc., Phorus Inc., iBiquity Digital Corporation and Xperi Inc., dated February 21, 2025 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2025).

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

Dated: May 8, 2025

XPERI INC.

By:	/s/ Robert Andersen
Robert Andersen Chief Financial Officer