Form 10-Q
period 2025-06-30
Xperi Inc.
filed 2025-08-07
CIK 1788999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares outstanding of the registrant’s common stock as of July 28, 2025 was 46,260,160.

XPERI INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

Note About Forward-Looking Statements

This quarterly report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” “may,” “will,” “intends,” “potentially,” “targets” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements that relate to our future revenue, product development, demand, acceptance and market share, growth rate, competitiveness, gross margins, costs of research, development and other related costs, expenditures, tax expenses, cash flows, our management’s plans and objectives for our current and future operations, the levels of customer spending or research and development activities, disaggregation of revenue, general economic conditions, risks related to new, increased, reciprocal or retaliatory tariffs, interest rate risks, the impact of any acquisitions or divestitures on our financial condition and results of operations, our repurchase program, promissory note and notes receivable, the expected net proceeds, and use thereof, from our Perceive asset sale transaction, impacts of tax reform, capital expenditure plans, and the sufficiency of financial resources to support future operations and capital expenditures.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

XPERI INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$105,933	$119,591	$219,966	$238,435
Operating expenses:
Cost of revenue, excluding depreciation and amortization of intangible assets	33,549	28,953	63,148	58,709
Research and development	29,783	45,123	69,332	95,562
Selling, general and administrative	41,142	53,102	89,840	109,455
Depreciation expense	3,448	3,278	6,353	6,862
Amortization expense	9,144	11,042	18,866	22,081
Total operating expenses	117,066	141,498	247,539	292,669
Operating loss	(11,133)	(21,907)	(27,573)	(54,234)
Interest and other income, net	1,747	1,290	4,042	2,332
Interest expense - debt	(759)	(748)	(1,491)	(1,496)
Gain on divestiture	—	—	—	22,934
Loss before taxes	(10,145)	(21,365)	(25,022)	(30,464)
Provision for income taxes	4,636	9,266	8,125	13,538
Net loss	(14,781)	(30,631)	(33,147)	(44,002)
Less: net loss attributable to noncontrolling interest	—	(332)	—	(583)
Net loss attributable to the Company	$(14,781)	$(30,299)	$(33,147)	$(43,419)
Net loss per share attributable to the Company - basic and diluted	$(0.32)	$(0.67)	$(0.73)	$(0.97)
Weighted-average number of shares used in computing net loss per share attributable to the Company - basic and diluted	45,846	45,331	45,313	44,926

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(14,781)	$(30,631)	$(33,147)	$(44,002)
Other comprehensive income (losses):
Reclassification of foreign currency translation adjustments into net loss upon liquidation of foreign subsidiaries	11	—	45	—
Foreign currency translation adjustment	—	59	—	(325)
Unrealized gain (loss) on cash flow hedges	2,295	(396)	4,453	(1,187)
Comprehensive loss	(12,475)	(30,968)	(28,649)	(45,514)
Less: comprehensive loss attributable to noncontrolling interest	—	(332)	—	(583)
Comprehensive loss attributable to the Company	$(12,475)	$(30,636)	$(28,649)	$(44,931)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$95,148	$130,564
Accounts receivable, net	59,787	58,745
Unbilled contracts receivable, net	81,325	83,075
Prepaid expenses and other current assets	35,756	32,488
Deferred consideration from divestiture	11,645	—
Total current assets	283,661	304,872
Note receivable, noncurrent	30,857	29,702
Deferred consideration from divestiture, noncurrent	7,384	18,217
Unbilled contracts receivable, noncurrent	51,568	45,396
Property and equipment, net	46,927	44,473
Operating lease right-of-use assets	32,190	30,082
Intangible assets, net	144,855	163,714
Deferred tax assets	7,734	7,228
Other noncurrent assets	24,044	24,076
Total assets	$629,220	$667,760
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$14,952	$16,979
Accrued liabilities	78,158	94,420
Deferred revenue	20,315	23,950
Short-term debt	—	50,000
Total current liabilities	113,425	185,349
Long-term debt	40,000	—
Deferred revenue, noncurrent	17,783	20,932
Operating lease liabilities, noncurrent	24,256	19,932
Deferred tax liabilities	1,491	1,491
Other noncurrent liabilities	12,438	10,979
Total liabilities	209,393	238,683
Commitments and contingencies (Note 13)
Equity:
Preferred stock: $0.001 par value; 6,000 shares authorized as of June 30, 2025 and December 31, 2024; no shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock: $0.001 par value; 140,000 shares authorized as of June 30, 2025 and December 31, 2024; 46,221 and 44,328 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	46	44
Additional paid-in capital	1,293,958	1,274,561
Accumulated other comprehensive loss	(1,586)	(6,084)
Accumulated deficit	(872,591)	(839,444)
Total equity	419,827	429,077
Total liabilities and equity	$629,220	$667,760

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(33,147)	$(44,002)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	22,429	30,060
Amortization of intangible assets	18,866	22,081
Depreciation of property and equipment	6,353	6,862
Accrued interest income from note receivable	(1,155)	(895)
Accretion of discount from deferred consideration from divestitures	(812)	(414)
Gain from divestiture	—	(22,934)
Deferred income taxes	(506)	163
Other	1,955	(692)
Changes in operating assets and liabilities:
Accounts receivable	(1,449)	(2,903)
Unbilled contracts receivable	(4,422)	(22,027)
Prepaid expenses and other assets	461	4,909
Accounts payable	(1,997)	(5,360)
Accrued and other liabilities	(11,943)	(19,404)
Deferred revenue	(6,784)	2,635
Net cash used in operating activities	(12,151)	(51,921)
Cash flows from investing activities:
Purchases of property and equipment	(1,627)	(2,307)
Capitalized internal-use software	(7,352)	(5,825)
Purchases of intangible assets	(7)	(84)
Net cash used in divestiture	—	(227)
Net cash used in investing activities	(8,986)	(8,443)
Cash flows from financing activities:
Repayment of short-term debt	(50,000)	—
Withholding taxes related to net share settlement of equity awards	(6,345)	(5,929)
Payment of debt issuance costs	(1,249)	—
Proceeds from long-term debt	40,000	—
Proceeds from issuance of common stock under employee stock purchase plan	3,315	4,328
Net cash used in financing activities	(14,279)	(1,601)
Effect of exchange rate changes on cash and cash equivalents	—	12
Net decrease in cash and cash equivalents	(35,416)	(61,953)
Cash and cash equivalents at beginning of period (1)	130,564	154,434
Cash and cash equivalents at end of period	$95,148	$92,481
Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$4,225	$9,204
Interest paid	$1,131	$1,504

(1)
Included $12.3 million of cash and cash equivalents classified as held for sale at December 31, 2023.

	Six Months Ended June 30,
	2025	2024
Supplemental disclosure of noncash investing and financing activities:
Costs capitalized for internal-use software included in accrued liabilities	$438	$743
Property and equipment included in accounts payable	$486	$171
Note receivable in exchange for consideration from divestiture	$—	$27,676
Deferred consideration from divestiture	$—	$5,854

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

(unaudited)

Three Months Ended June 30, 2025	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at April 1, 2025	45,519	$45	$1,280,559	$(3,892)	$(857,810)	$418,902
Vesting of restricted stock units, net of tax withholding	201	—	(242)	—	—	(242)
Issuance of common stock under employee stock purchase plan	501	1	3,314	—	—	3,315
Stock-based compensation	—	—	10,327	—	—	10,327
Reclassification of foreign currency translation adjustments into net loss upon liquidation of foreign subsidiaries	—	—	—	11	—	11
Unrealized gain on cash flow hedges	—	—	—	2,295	—	2,295
Net loss	—	—	—	—	(14,781)	(14,781)
Balances at June 30, 2025	46,221	$46	$1,293,958	$(1,586)	$(872,591)	$419,827

Six Months Ended June 30, 2025	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at January 1, 2025	44,328	$44	$1,274,561	$(6,084)	$(839,444)	$429,077
Vesting of restricted stock units, net of tax withholding	1,392	1	(6,346)	—	—	(6,345)
Issuance of common stock under employee stock purchase plan	501	1	3,314	—	—	3,315
Stock-based compensation	—	—	22,429	—	—	22,429
Reclassification of foreign currency translation adjustments into net loss upon liquidation of foreign subsidiaries	—	—	—	45	—	45
Unrealized gain on cash flow hedges	—	—	—	4,453	—	4,453
Net loss	—	—	—	—	(33,147)	(33,147)
Balances at June 30, 2025	46,221	$46	$1,293,958	$(1,586)	$(872,591)	$419,827

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

The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025 or any future period and the Company makes no representations related thereto.

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

For the three and six months ended June 30, 2025 and 2024, no customer accounted for 10% or more of total revenue. As of June 30, 2025, no customer represented 10% or more of the Company’s net balance of accounts receivable. Additionally, one customer exceeded 10% of the Company’s net balance of current and noncurrent unbilled contracts receivable. As of December 31, 2024, no customer represented 10% or more of the Company’s net balance of accounts receivable. Additionally, one customer exceeded 10% of the Company’s net balance of current and noncurrent unbilled contracts receivable.

As part of the consideration for divesting its AutoSense in-cabin safety business and related imaging solutions (the “AutoSense Divestiture”), the Company received a note receivable and deferred consideration from Tobii AB (“Tobii”). Both of these instruments are exposed to credit risk arising from default on repayment from Tobii. The credit risk associated with the note receivable is mitigated by establishing a floating lien and security interest in certain of Tobii’s assets, rights, and properties, whereas the deferred consideration is not secured by any collateral. The Company utilizes valuation methodologies such as internally generated cash flow projections on the principal and interest of each instrument, along with the review of certain other data points, to determine the likelihood that the note receivable or deferred consideration will be repaid. Further, the Company assesses each instrument for credit losses and provides a reserve when full payment on the instruments may not occur as expected, in which case the reserve reflects the excess of the amortized cost basis over the results of the cash flow projections. The Company currently expects Tobii to make full payment on both instruments in accordance with the underlying agreement. Accordingly, no allowance for credit losses was recorded as of June 30, 2025.

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

Media Platform

The Company generates revenue from advertising, TV viewership data, metadata for ad measurement and programming analytics, and licensing of the core middleware solutions.

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

The following table summarizes revenue by timing of recognition (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Recognized over time	$80,971	$87,173	$160,037	$183,855
Recognized at a point in time	24,962	32,418	59,929	54,580
Total revenue	$105,933	$119,591	$219,966	$238,435

The following table summarizes revenue by product category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Pay-TV	$49,937	$60,752	$99,801	$117,558
Consumer Electronics	18,763	17,164	41,561	43,292
Connected Car	25,105	31,423	58,391	55,771
Media Platform	12,128	10,252	20,213	21,814
Total revenue	$105,933	$119,591	$219,966	$238,435

The following table summarizes revenue by geographic location (in thousands):

	Three Months Ended June 30,
	2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
U.S. and Canada (1)	$60,389	57%	$60,116	50%
Asia Pacific	31,660	30	36,663	31
Europe, Middle East and Africa	8,119	8	9,467	8
Other	5,765	5	13,345	11
Total revenue	$105,933	100%	$119,591	100%

	Six Months Ended June 30,
	2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
U.S. and Canada (1)	$110,100	50%	$125,227	52%
Asia Pacific	78,604	36	69,791	29
Europe, Middle East and Africa	18,198	8	22,942	10
Other	13,064	6	20,475	9
Total revenue	$219,966	100%	$238,435	100%

(1) For the three months ended June 30, 2025 and 2024, the Company recognized $55.8 million of revenue from the U.S., which represented 53% and 47% of total revenue for the respective periods. For the six months ended June 30, 2025 and 2024, revenue from the U.S. was $101.2 million and $115.6 million, or 46% and 48% of total revenue, for the respective periods.

A significant portion of the Company’s revenue is derived from licensees headquartered outside of the U.S., principally in Asia Pacific and Europe, Middle East and Africa. Included within Asia Pacific, Japan, China, and South Korea each contributed a significant amount of revenue, as shown in the following table (in thousands):

	Three Months Ended June 30,
	2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Japan	$12,773	12%	$13,873	11%
China	$11,167	11%	$3,545	3%
South Korea	$6,454	6%	$16,653	14%

	Six Months Ended June 30,
	2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Japan	$30,562	14%	$25,910	11%
China	$26,001	12%	$16,332	7%
South Korea	$19,211	9%	$23,599	10%

No individual country in Europe, Middle East and Africa and other regions accounted for 10% or more of total revenue in all periods presented.

The following table presents additional revenue disclosures (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$6,575	$6,336	$14,614	$13,602
Performance obligations satisfied in previous periods (true ups, recoveries, and settlements) (1)	$2,080	$353	$1,295	$3,362

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

Remaining Performance Obligations

Remaining performance obligations represent contracted revenue that has not yet been recognized. As of June 30, 2025, the Company’s remaining performance obligations and the period over which they are expected to be recognized were as follows (in thousands):

Year Ending December 31:	Amounts
2025 (remaining 6 months)	$31,281
2026	36,144
2027	20,002
2028	9,632
2029	4,051
Thereafter	1,181
Total	$102,291

Allowance for Credit Losses

The following table presents the activity in the allowance for credit losses for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,
	2025		2024
	Accounts Receivable	Unbilled Contracts Receivable	Accounts Receivable	Unbilled Contracts Receivable
Beginning balance	$1,072	$450	$2,868	$245
Provision for credit losses	27	22	(856)	103
Recoveries/charge-off	(145)	(4)	(858)	—
Ending balance	$954	$468	$1,154	$348

	Six Months Ended June 30,
	2025		2024
	Accounts Receivable	Unbilled Contracts Receivable	Accounts Receivable	Unbilled Contracts Receivable
Beginning balance	$946	$499	$1,906	$190
Provision for credit losses	229	(22)	(58)	161
Recoveries/charge-off	(221)	(9)	(694)	(3)
Ending balance	$954	$468	$1,154	$348

NOTE 3 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Prepaid expenses	$21,594	$21,027
Prepaid income taxes	8,270	8,295
Finished goods inventory	296	1,061
Other	5,596	2,105
Total	$35,756	$32,488

Property and equipment, net consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Computer equipment and software	$56,793	$54,737
Capitalized internal-use software	30,760	23,384
Office equipment and furniture	10,982	10,773
Building	17,876	17,876
Land	5,300	5,300
Leasehold improvements	10,859	10,778
Construction in progress	460	1,979
Total property and equipment	133,030	124,827
Less: accumulated depreciation and amortization(1)	(86,103)	(80,354)
Property and equipment, net	$46,927	$44,473
(1)
Includes $7.3 million and $4.1 million as of June 30, 2025 and December 31, 2024, respectively, of accumulated amortization associated with capitalized internal-use software.

The following table summarizes the capitalization and amortization of internal-use software for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Costs capitalized associated with internal-use software	$4,081	$3,303	$7,525	$6,582
Amortization of capitalized internal-use software	$1,895	$522	$3,243	$1,016

Accrued liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Employee compensation and benefits	$21,476	$33,360
Accrued expenses	17,118	16,108
Accrued income taxes	10,913	6,259
Current portion of operating lease liabilities	9,956	15,353
Accrued other taxes	4,672	8,370
Third-party royalties	2,679	5,171
Other	11,344	9,799
Total	$78,158	$94,420

NOTE 4 – FINANCIAL INSTRUMENTS

Non-marketable Equity Securities

As of June 30, 2025 and December 31, 2024, other noncurrent assets included equity securities accounted for under the equity method with a carrying amount of $4.7 million. No impairments to the carrying amount of the Company’s non-marketable equity securities were recognized in the three and six months ended June 30, 2025 and 2024.

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

The notional and fair values of all derivative financial instruments were as follows (in thousands):

	Location in Balance Sheet	June 30, 2025	December 31, 2024
Derivative instruments designated as cash flow hedges:
Fair value—foreign exchange contract assets, net amount	Prepaid expenses and other current assets	$2,595	$—
Fair value—foreign exchange contract liabilities, net amount	Accrued liabilities	$—	$1,858

Notional value held to buy U.S. dollars in exchange for other currencies		$5,989	$5,074
Notional value held to sell U.S. dollars in exchange for other currencies		$67,171	$57,329

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

The gross amounts of the Company’s foreign currency forward contracts and the net amounts recorded in the Company’s condensed consolidated balance sheets were as follows (in thousands):

	June 30, 2025	December 31, 2024
Gross amount of recognized assets	$3,287	$173
Gross amount of recognized liabilities	(692)	(2,031)
Net derivative assets (liabilities)	$2,595	$(1,858)

The changes in AOCL related to the cash flow hedges consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Beginning balance	$300	$243	$(1,858)	$1,034
Other comprehensive gain (loss) before reclassification	2,677	(280)	4,254	(702)
Amounts reclassified from accumulated other comprehensive (gain) loss into net loss	(382)	(115)	199	(484)
Net current period other comprehensive gain (loss)	2,295	(395)	4,453	(1,186)
Ending balance	$2,595	$(152)	$2,595	$(152)

The following table summarizes the gains (losses) recognized upon settlement of the hedged transactions in the condensed consolidated statements of operations for three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$379	$135	$120	$484
Selling, general and administrative	76	(24)	(30)	83
Total	$455	$111	$90	$567

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

Financial Instruments Not Recorded at Fair Value

The following table presents the fair value hierarchy for the Company’s assets and liabilities recorded at their carrying amount, but for which the fair value is disclosed (in thousands):

	June 30, 2025		December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Note receivable, noncurrent	$30,857	$33,253	$29,702	$28,223
Deferred consideration from divestitures(1)	19,029	21,219	18,217	18,342
Total assets	$49,886	$54,472	$47,919	$46,565

Liabilities:
Senior unsecured promissory note	$—	$—	$50,000	$50,000
AR Facility	$40,000	$40,000	$—	$—
(1)
Includes $11.6 million as of June 30, 2025 of the net carrying amount of the holdback consideration from the Perceive Transaction (as described in Note 6—Divestitures), which approximates its associated fair value and is classified as current in the condensed consolidated balance sheets.

The fair value of the note receivable, including accrued interest, and the deferred consideration resulting from the AutoSense Divestiture and the Perceive Transaction were estimated based on an income and market approach with valuation inputs such as the U.S. Treasury constant maturity yields, comparable bond yields, and credit spreads over the term of the same or similarly issued instruments. They are classified within Level 2 of the fair value hierarchy.

Debt is classified within Level 2 of the fair value hierarchy. As of December 31, 2024, short-term debt included the senior unsecured promissory note. The carrying amount of the senior unsecured promissory note approximated fair value due to its short-term maturity. As of June 30, 2025, long-term debt included the AR Facility with a floating interest rate based on market conditions. The carrying amount of the AR Facility approximates fair value. Refer to Note 8—Debt and Receivables Securitization for additional information on these two debt instruments.

NOTE 6 – DIVESTITURES

Perceive Corporation

In August 2024, the Company and one of its former subsidiaries, Perceive (“Seller”), of which the Company owned approximately 76.4% of the equity interests, entered into an Asset Purchase Agreement with Amazon.com Services LLC (“Buyer”) pursuant to which Buyer agreed to purchase and assume from Seller substantially all the assets and certain liabilities of Seller for $80.0 million in cash, including a holdback of $12.0 million to be held for 18 months after the closing of the transaction to secure the Company’s and Seller’s indemnification obligations (the “Perceive Transaction”). The Perceive Transaction was subsequently completed in October 2024.

The Perceive Transaction did not represent a strategic shift that would have a major effect on the Company’s consolidated results of operations, and therefore, its results of operations were not reported as discontinued operations.

Holdback Consideration

Upon completion of the Perceive Transaction, the holdback consideration of $12.0 million was estimated to have a then present value of $11.3 million, resulting in a discount of $0.7 million. For the three and six months ended June 30, 2025, the amount of discount accreted as interest income was insignificant.

As of June 30, 2025, the net carrying amount of the holdback consideration is as follows (in thousands):

June 30, 2025
Holdback consideration	$12,000
Less: unamortized discount on holdback consideration	(355)
Net carrying amount	$11,645

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

The Company elected to present accrued interest within the carrying amount of note receivable, noncurrent, in the condensed consolidated balance sheets. As of June 30, 2025, the carrying amount of the Tobii Note is as follows (in thousands):

June 30, 2025
Outstanding principal amount	$27,676
Add: interest accrued to date	3,181
Carrying amount—note receivable, noncurrent	$30,857

Interest income recognized from the note receivable was $0.6 million and $0.5 million for the three months ended June 30, 2025 and 2024, respectively, and $1.2 million and $0.9 million for the six months ended June 30, 2025 and 2024, respectively.

Deferred Consideration

The deferred consideration consists of guaranteed future cash payments, which are scheduled to be made by Tobii in four annual payments as follows (in thousands):

Date of Payment:	Amount
February 15, 2028	$3,000
February 15, 2029	2,250
February 15, 2030	4,500
February 15, 2031	5,250
Total future payments	$15,000

At the closing date of the Tobii Note, there was $9.2 million of discount on the deferred consideration to be accreted as interest income up to the date of the final payment. Interest income accreted from the discount was $0.3 million for the three months ended June 30, 2025 and 2024, and $0.6 million and $0.4 million for the six months ended June 30, 2025 and 2024, respectively.

As of June 30, 2025, the net carrying amount of the deferred consideration is as follows (in thousands):

June 30, 2025
Total deferred consideration	$15,000
Less: unamortized discount on deferred consideration	(7,616)
Net carrying amount	$7,384

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

NOTE 7 – INTANGIBLE ASSETS, NET

Identified intangible assets consisted of the following (in thousands):

	June 30, 2025
	Weighted-Average Remaining Useful Life (in years)	Gross Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Acquired patents	4.8	$17,281	$(6,791)	$10,490
Existing technology / content database	3.9	219,919	(199,615)	20,304
Customer contracts and related relationships	3.9	493,685	(401,356)	92,329
Trademarks/trade name	2.0	39,313	(38,981)	332
Non-compete agreements		3,101	(3,101)	—
Total finite-lived intangible assets		773,299	(649,844)	123,455
Indefinite-lived intangible assets:
TiVo tradename/trademarks	N/A	21,400	—	21,400
Total intangible assets		$794,699	$(649,844)	$144,855

	December 31, 2024
	Weighted-Average Remaining Useful Life (in years)	Gross Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Acquired patents	5.2	$17,281	$(5,687)	$11,594
Existing technology / content database	4.0	219,912	(194,041)	25,871
Customer contracts and related relationships	4.4	493,685	(389,251)	104,434
Trademarks/trade name	2.5	39,313	(38,898)	415
Non-compete agreements		3,101	(3,101)	—
Total finite-lived intangible assets		773,292	(630,978)	142,314
Indefinite-lived intangible assets:
TiVo tradename/trademarks	N/A	21,400	—	21,400
Total intangible assets		$794,692	$(630,978)	$163,714

As of June 30, 2025, the estimated future amortization expense of total finite-lived intangible assets was as follows (in thousands):

Year Ending December 31:	Amounts
2025 (remaining 6 months)	$15,973
2026	31,508
2027	30,667
2028	30,328
2029	14,342
Thereafter	637
Total future amortization	$123,455

NOTE 8 – DEBT AND RECEIVABLES SECURITIZATION

PNC AR Facility

In February 2025, the Company entered into a Receivables Financing Agreement (the “RFA”) to establish an accounts receivable securitization program (the “AR Facility”) with PNC Bank, National Association (“PNC”). Under the AR Facility, certain of the Company’s wholly-owned subsidiaries (collectively, the “Originators”) agreed to periodically transfer and sell their trade receivables, which include accounts receivable and unbilled contracts receivable, and all related rights to Xperi SPV LLC (“Xperi SPV”), the Company’s special purpose subsidiary, while the Company manages the associated collection and administrative responsibilities. In turn, Xperi SPV may borrow funds from PNC from time to time, secured by liens on the trade receivables.

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

The AR Facility contains customary covenants included in debt arrangements, and certain liquidity and related covenants involving various types of financial performance measures such as liquidity ratio, default ratio, dilution ratio, delinquency ratio, and days sales outstanding. Subject in some cases to cure periods, amounts outstanding under the RFA may be accelerated for customary events of default including, but not limited to, the failure to make payments or deposits when due, borrowing base deficiencies, and the failure to observe or comply with any covenant. The Company was in compliance with all covenants as of June 30, 2025.

On February 21, 2025, the Company borrowed $40.0 million under the AR Facility and accounted for it as a secured borrowing. As of June 30, 2025, accounts receivable and unbilled contracts receivable totaling $119.2 million were included in the balance sheet of Xperi SPV and pledged as collateral against the borrowing.

The Company capitalized fees incurred to establish the securitization program of $1.2 million, which are amortized on a straight-line basis over the commitment term of three years. Fees amortized were immaterial for the three and six months ended June 30, 2025 and recognized under “interest expense – debt” in the condensed consolidated statements of operations.

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

Total interest expense for debt was $0.8 million for the three months ended June 30, 2025 and 2024, and $1.5 million for the six months ended June 30, 2025 and 2024.

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

The following table sets forth the computation of basic and diluted net loss per share attributable the Company (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to the Company - basic and diluted	$(14,781)	$(30,299)	$(33,147)	$(43,419)
Denominator:
Weighted-average number of shares used in computing net loss per share attributable to the Company - basic and diluted	45,846	45,331	45,313	44,926
Net loss per share attributable to the Company - basic and diluted	$(0.32)	$(0.67)	$(0.73)	$(0.97)

The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three and Six Months Ended June 30,
	2025	2024
Stock options	—	57
Restricted stock units	7,386	7,998
ESPP	71	92
Total	7,457	8,147

NOTE 10 – STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Equity Incentive Plans

In connection with the Separation and on October 1, 2022, the Company adopted the Xperi Inc. 2022 Equity Incentive Plan (the “2022 EIP”), which allows the Company to grant stock options, RSUs, and performance-based awards to employees, non-employee directors, and consultants. The 2022 EIP includes an automatic annual increase to its share reserve on January 1 of each year as set forth in the plan document.

As of June 30, 2025, there were approximately 4.7 million shares reserved for future grants under the 2022 EIP.

Employee Stock Purchase Plans

In connection with the Separation and on October 1, 2022, the Company adopted the Xperi Inc. 2022 Employee Stock Purchase Plan (as amended in December 2023, the “2022 ESPP”). The 2022 ESPP provides an offering period of 12 months, commencing on each December 1 and June 1 during each period. Additionally, it includes a reset provision which is triggered if the fair market value per share of the Company’s common stock on any purchase date during an offering period is less than the fair market value per share on the start date of any 12-month offering period. Upon occurrence of the reset, the existing offering period will automatically terminate and a new 12-month offering period will begin on the next business day.

Each reset is treated as a modification in accordance with ASC 718—Stock Based Compensation, with the incremental fair value recognized on a straight-line basis over the new offering period. The incremental fair value was not material for the six months ended June 30, 2025, and $2.0 million for the six months ended June 30, 2024.

As of June 30, 2025, there were 2.1 million shares reserved for future issuance under the 2022 ESPP.

The following table summarizes the valuation assumptions used in estimating the fair value of the 2022 ESPP for the offering periods in effect using the Black-Scholes option pricing model:

	Six Months Ended June 30,
	2025	2024
Expected life (years)	0.5—1.0	0.5—1.0
Risk-free interest rate	4.4%—5.1%	5.1%—5.4%
Dividend yield	0.0%	0.0%
Expected volatility	43.0%—44.1%	44.4%—45.0%

Stock Options

The Company did not grant additional stock options during the six months ended June 30, 2025. All outstanding stock options were fully vested and exercisable as of June 30, 2025, but were immaterial for financial statement disclosure purposes.

Restricted Stock Units

Information with respect to outstanding RSUs (including both time-based vesting and performance-based vesting) for the six months ended June 30, 2025 is as follows (in thousands, except per share amounts):

	Number of Shares Subject to Time- based Vesting	Number of Shares Subject to Performance- based Vesting	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2024	5,258	2,147	7,405	$13.66
Granted	2,272	712	2,984	$8.25
Vested / released	(1,999)	(143)	(2,142)	$13.09
Canceled / forfeited	(257)	(604)	(861)	$22.03
Balance at June 30, 2025	5,274	2,112	7,386	$10.66

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

The following assumptions were used to value the market-based PSUs granted during the period:

	Six Months Ended June 30,
	2025	2024
Expected life (years)	3.0	3.0
Risk-free interest rate	3.9%	4.2%
Dividend yield	0.0%	0.0%
Expected volatility	46.2%	43.9%

Stock-Based Compensation

Total stock-based compensation expense for the three and six months ended June 30, 2025 and 2024 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue, excluding depreciation and amortization of intangible assets	$844	$858	$1,888	$1,602
Research and development	3,191	5,831	7,614	10,164
Selling, general and administrative	6,292	8,614	12,927	18,294
Total stock-based compensation expense	$10,327	$15,303	$22,429	$30,060

Stock-based compensation expense categorized by award type for the three and six months ended June 30, 2025 and 2024 is summarized in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
RSUs	$8,266	$11,160	$18,138	$20,345
PSUs	1,954	2,775	2,994	7,029
ESPP	107	1,368	1,297	2,686
Total stock-based compensation expense	$10,327	$15,303	$22,429	$30,060

As of June 30, 2025, unrecognized stock-based compensation expense related to unvested equity-based awards is as follows (amounts in thousands):

	June 30, 2025
	Unrecognized Stock-Based Compensation	Weighted-Average Period to Recognize Expense (in years)
RSUs	$40,667	1.9
PSUs	9,026	2.0
ESPP	2,165	0.7
Total unrecognized stock-based compensation expense	$51,858

NOTE 11 – INCOME TAXES

For the three and six months ended June 30, 2025, the Company recorded an income tax expense of $4.6 million and $8.1 million on a pretax loss of $10.1 million and $25.0 million, respectively; which resulted in an effective tax rate of (45.7)% and (32.5)%, respectively. The income tax expense for the three and six months ended June 30, 2025 was primarily related to foreign withholding taxes and foreign income taxes.

For the three and six months ended June 30, 2024, the Company recorded an income tax expense of $9.3 million and $13.6 million on a pretax loss of $21.4 million and $30.5 million, respectively; which resulted in an effective tax rate of (43.4)% and (44.4%), respectively. The income tax expense for the three and six months ended June 30, 2024 was primarily related to foreign withholding taxes, foreign income taxes, U.S. federal income taxes, and state income taxes.

As of June 30, 2025, gross unrecognized tax benefits of $15.3 million decreased by an immaterial amount compared to December 31, 2024. Of the $15.3 million gross unrecognized tax benefits, $1.2 million would affect the effective tax rate, if recognized. The Company is unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease.

It is the Company’s policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. Recognition of interest and penalties related to unrecognized tax benefits was immaterial for the three and six months ended June 30, 2025 and 2024. As of June 30, 2025 and December 31, 2024, accrued interest and penalties were $0.2 million and $0.1 million, respectively.

As of June 30, 2025, the Company’s 2020 through 2025 tax years are generally open and subject to potential examination in one or more jurisdictions. In addition, in the United States, any net operating losses or credits that were generated in prior years but not yet fully utilized in a year that is closed under the statute of limitations may also be subject to examination.

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

The Company subleases certain real estate to third parties. The sublease portfolio consists of operating leases for previously exited office space. Certain subleases include variable payments for operating costs. The subleases are generally co-terminus with the head lease, or shorter. Subleases generally do not include any residual value guarantees or restrictions or covenants imposed by the leases. Income from subleases is recognized as a reduction to selling, general and administrative expenses.

The components of operating lease costs were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Fixed lease cost (1)	$4,126	$4,250	$8,296	$8,536
Variable lease cost	1,244	896	2,416	1,949
Less: sublease income	(2,216)	(2,147)	(4,336)	(4,078)
Total operating lease cost	$3,154	$2,999	$6,376	$6,407

(1) Includes short-term leases expensed on a straight-line basis.

The following table presents supplemental cash flow information arising from lease transactions (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cash payments included in the measurement of operating lease liabilities	$4,102	$4,428	$8,521	$8,924
Operating ROU assets obtained in exchange for lease obligations	$2,357	$2,024	$9,181	$2,024

The weighted-average remaining term of the Company’s operating leases and the weighted-average discount rate used to measure the present value of the operating lease liabilities are as follows:

	June 30, 2025	December 31, 2024
Weighted-average remaining lease term (in years)	4.5	2.9
Weighted-average discount rate	6.7%	5.5%

Future minimum lease payments and related lease liabilities as of June 30, 2025 were as follows (in thousands):

Year Ending December 31:	Operating Lease Payments (1)	Sublease Income	Net Operating Lease Payments
2025 (remaining 6 months)	$6,570	$(3,183)	$3,387
2026	10,124	(1,563)	8,561
2027	7,810	(368)	7,442
2028	5,501	(379)	5,122
2029	3,906	(291)	3,615
Thereafter	6,283	—	6,283
Total lease payments	40,194	$(5,784)	$34,410
Less: imputed interest	(5,982)
Present value of operating lease liabilities	$34,212

Less: operating lease liabilities, current portion	(9,956)
Noncurrent operating lease liabilities	$24,256

(1) Future minimum lease payments exclude short-term leases as well as payments to landlords for variable common area maintenance, insurance, and real estate taxes.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Purchase and Other Contractual Obligations

In the ordinary course of business, the Company enters into contractual agreements with third parties that include non-cancelable payment obligations, for which it is liable in future periods. These arrangements primarily include unconditional purchase obligations to service providers. As of June 30, 2025, the Company’s total future unconditional purchase obligations were approximately $128.3 million.

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

The following table presents information about reported segment revenue, significant segment expenses, and segment net loss for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$105,933	$119,591	$219,966	$238,435
Less:
Cost of revenue, excluding depreciation and amortization of intangible assets (1)	33,549	28,953	63,148	58,709
Research and development (1)	29,783	45,123	69,332	95,562
Selling, general and administrative (1)	41,142	53,102	89,840	109,455
Depreciation expense	3,448	3,278	6,353	6,862
Amortization expense	9,144	11,042	18,866	22,081
Interest and other income, net	(1,747)	(1,290)	(4,042)	(2,332)
Interest expense - debt	759	748	1,491	1,496
Gain on divestitures	—	—	—	(22,934)
Provision for income taxes	4,636	9,266	8,125	13,538
Consolidated net loss	$(14,781)	$(30,631)	$(33,147)	$(44,002)

(1)
Includes total salaries, bonuses, and employee benefits of $53.5 million and $67.3 million for the three months ended June 30, 2025 and 2024, respectively; and $122.0 million and $144.9 million for the six months ended June 30, 2025 and 2024, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended to promote understanding of our results of operations and financial condition and should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with our audited financial statements and notes thereto for the fiscal year ended December 31, 2024 found in our Form 10-K filed by Xperi Inc. (“Xperi,” the “Company” “we,” “us,” “our,” and similar references) on February 27, 2025 (our “Form 10-K”).

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

In August 2024, we entered into an Asset Purchase Agreement with Amazon.com Services LLC to sell substantially all of the assets and certain liabilities of Perceive Corporation (“Perceive”, later known as Xperi Pylon Corporation and subsequently dissolved in December 2024), a subsidiary focused on edge inference hardware and software technologies, for a gross amount of $80.0 million in cash, including a holdback of $12.0 million to be held for 18 months after the closing of the transaction (the “Perceive Transaction”) to secure our and Perceive’s indemnification obligations. The Perceive Transaction was completed in October 2024, allowing us to be fully focused on entertainment-based solutions to grow our independent media platform and licensing businesses.

Macroeconomic Conditions

Macroeconomic conditions, including increased inflation and interest rates, recessionary fears, financial and credit market fluctuations, changes in economic policy, reduced discretionary consumer and corporate spending, tariffs, and global supply chain disruptions have had, and may continue to have, an adverse impact on our business and our customers. For example, in the second quarter of 2025, the changing macroeconomic environment created increased uncertainty for our customers in the markets in which we operate, negatively impacting our revenue and results of operations for the quarter. While we intend to remain vigilant in monitoring the impacts of these circumstances on our business and adapt accordingly, the effects of these macroeconomic conditions on our business, results of operations, and financial condition remain uncertain.

Results of Operations

The following table presents our operating results for the periods indicated as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	100%	100%	100%	100%
Operating expenses:
Cost of revenue, excluding depreciation and amortization of intangible assets	32	24	29	25
Research and development	28	38	31	40
Selling, general and administrative	39	44	41	46
Depreciation expense	3	3	3	3
Amortization expense	9	9	8	9
Total operating expenses	111	118	112	123
Operating loss	(11)	(18)	(12)	(23)
Interest and other income, net	2	1	2	1
Interest expense - debt	(1)	(1)	(1)	(1)
Gain on divestiture	—	—	—	10
Loss before taxes	(10)	(18)	(11)	(13)
Provision for income taxes	4	8	4	6
Net loss	(14)%	(26)%	(15)%	(19)%

Comparison of the Three and Six Months Ended June 30, 2025 and 2024

Revenue

We derive the majority of our revenue from licensing our technologies and solutions to customers. For our revenue recognition policy including descriptions of revenue-generating activities, refer to Note 2—Revenue of the Notes to the Condensed Consolidated Financial Statements (Unaudited).

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Revenue	$105,933	$119,591	$(13,658)	(11)%

Revenue decreased by $13.7 million, or 11%, for the three months ended June 30, 2025 compared to the same period in the prior year. The decrease was primarily attributable to decreases of $17.1 million in Pay-TV and Connected Car revenue, partially offset by a combined increase of $3.4 million in Media Platform and Consumer Electronics revenue.

Pay-TV revenue decreased by $10.8 million compared to the second quarter of 2024 primarily due to declines in core guide products and consumer hardware and subscription revenue. This was partially due to higher minimum guarantee (“MG”) revenue that occurred during the second quarter of 2024, which was partially offset by growth in TiVo video-over-broadband (“IPTV”) solutions revenue. In addition, Connected Car revenue decreased by $6.3 million primarily attributable to certain MG revenue that occurred during the same period in the prior year, partially offset by continued increases in HD Radio and AutoStage revenue.

These decreases were partially offset by an increase of $1.9 million in Media Platform revenue, driven by higher advertising revenue associated with third-party advertising inventory, which was partially offset by a reduction in middleware solutions revenue, and an increase of $1.6 million in Consumer Electronics revenue as a result of higher MG revenue, which was partially offset by the impact from the divestiture of Perceive.

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Revenue	$219,966	$238,435	$(18,469)	(8)%

Revenue decreased by $18.5 million, or 8%, for the six months ended June 30, 2025 compared to the same period in the prior year. The decrease was primarily due to the divestitures of AutoSense and Perceive as well as a decline of $17.8 million in Pay-TV revenue attributable to declines in core guide products and consumer hardware and subscription revenue partially due to higher MG revenue that occurred during the same period in the prior year, which was partially offset by continued growth in

IPTV solutions revenue. These decreases were partially offset by an increase of $2.6 million in Connected Car revenue primarily as a result of higher MG and licensing revenue from HD Radio.

Operating Expenses

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Cost of revenue, excluding depreciation and amortization of intangible assets	$33,549	$28,953	$4,596	16%
Research and development	29,783	45,123	(15,340)	(34)%
Selling, general and administrative	41,142	53,102	(11,960)	(23)%
Depreciation expense	3,448	3,278	170	5%
Amortization expense	9,144	11,042	(1,898)	(17)%
Total operating expenses	$117,066	$141,498	$(24,432)	(17)%

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Cost of revenue, excluding depreciation and amortization of intangible assets	$63,148	$58,709	$4,439	8%
Research and development	69,332	95,562	(26,230)	(27)%
Selling, general and administrative	89,840	109,455	(19,615)	(18)%
Depreciation expense	6,353	6,862	(509)	(7)%
Amortization expense	18,866	22,081	(3,215)	(15)%
Total operating expenses	$247,539	$292,669	$(45,130)	(15)%

Cost of Revenue, Excluding Depreciation and Amortization of Intangible Assets

Cost of revenue, excluding depreciation and amortization of intangible assets, consists primarily of employee-related costs, royalties paid to third parties, hardware product-related costs, content and data costs, hosting fees, maintenance costs and an allocation of facilities costs, as well as service center and other expenses related to providing our offerings and non-recurring engineering services.

Cost of revenue, excluding depreciation and amortization of intangible assets, for the three months ended June 30, 2025 was $33.6 million, as compared to $29.0 million in the same period of the prior year, an increase of $4.6 million, or 16%. This increase was primarily attributable to higher costs incurred in connection with advertising revenue, partially offset by lower costs resulting from the Perceive Transaction.

Cost of revenue, excluding depreciation and amortization of intangible assets, for the six months ended June 30, 2025 was $63.1 million, as compared to $58.7 million in the same period of the prior year, an increase of $4.4 million, or 8%. This increase was primarily attributable to higher costs incurred in connection with advertising revenue, partially offset by lower costs resulting from the AutoSense Divestiture and the Perceive Transaction.

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

Research and development expense for the three months ended June 30, 2025 was $29.8 million, as compared to $45.1 million in the same period of the prior year, a decrease of $15.3 million, or 34%. The decrease was primarily driven by lower R&D spend resulting from the Perceive Transaction, reductions in R&D employee headcount and lower bonus expenses.

Research and development expense for the six months ended June 30, 2025 was $69.3 million, as compared to $95.6 million in the same period of the prior year, a decrease of $26.3 million, or 27%. The decrease was primarily driven by lower R&D spend in the AutoSense in-cabin safety business and related imaging solutions following the AutoSense Divestiture, lower expenses resulting from the Perceive Transaction, reductions in R&D employee headcount and lower bonus expenses.

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

Selling, general and administrative expenses for the three months ended June 30, 2025 were $41.1 million, as compared to $53.1 million in the same period of the prior year, a decrease of $12.0 million, or 23%. The decrease was primarily attributable to reduced employee headcount, lower bonus expenses and SBC expense, and certain one-time transaction costs.

Selling, general and administrative expenses for the six months ended June 30, 2025 were $89.8 million, as compared to $109.5 million in the same period of the prior year, a decrease of $19.7 million, or 18%. The decrease was primarily attributable to reduced employee headcount, lower bonus expenses and SBC expense, and certain one-time transaction costs.

Stock-based Compensation

The following table sets forth our SBC expense for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue, excluding depreciation and amortization of intangible assets	$844	$858	$1,888	$1,602
Research and development	3,191	5,831	7,614	10,164
Selling, general and administrative	6,292	8,614	12,927	18,294
Total stock-based compensation expense	$10,327	$15,303	$22,429	$30,060

We recognized SBC expense from restricted stock units (“RSUs”) and purchases made under our employee stock purchase plan (“ESPP”). The decreases of $5.0 million and $7.6 million in SBC expense for the three and six months ended June 30, 2025, respectively, when compared to the same periods of the prior year, was primarily driven by RSUs granted over time at lower valuations, lower expense for performance-based restricted stock units and reduced employee headcount.

Depreciation Expense

We recognized depreciation expense for certain equipment, capitalized internal-use software, leasehold improvements, and buildings and improvements. Depreciation expense for the three months ended June 30, 2025 was $3.4 million, as compared to $3.3 million in the same period of the prior year, an increase of $0.2 million, or 5%. The increase was primarily driven by increased capitalized internal-use software costs over the past 12 months.

Depreciation expense for the six months ended June 30, 2025 was $6.4 million, as compared to $6.9 million in the same period of the prior year, a decrease of $0.5 million, or 7%. The decrease was primarily due to certain fixed assets becoming fully depreciated, partially offset by an increase in depreciation related to internal-use software costs capitalized over the past 12 months.

Amortization Expense

We recognized amortization expense for certain intangible assets we acquired in business combinations that are recognized separately from goodwill. For the three and six months ended June 30, 2025, amortization expense decreased by $1.9 million and $3.2 million, or 17% and 15%, respectively, as compared to the same periods of the prior year. The decreases were primarily due to certain intangible assets becoming fully amortized over the past 12 months.

As a result of intangible assets we acquired in previous mergers and acquisitions, we anticipate that amortization expenses will continue to be a significant expense over the next several years. See Note 7—Intangible Assets, Net of the Notes to Condensed Consolidated Financial Statements (Unaudited) for additional detail.

Interest and Other Income, Net

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Interest and other income, net	$1,747	$1,290	$457	35%

Interest and other income, net, was higher in the three months ended June 30, 2025, as compared to the same period in the prior year, principally due to an increase in foreign currency transaction gains.

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Interest and other income, net	$4,042	$2,332	$1,710	73%

Interest and other income, net, was higher in the six months ended June 30, 2025, as compared to the same period in the prior year, principally due to an increase in foreign currency transaction gains.

Interest Expense—Debt

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Interest expense - debt	$(759)	$(748)	$(11)	1%

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Interest expense - debt	$(1,491)	$(1,496)	$5	(0)%

The interest expense on our debt remained constant in the three and six months ended June 30, 2025, when compared to the same periods in the prior year.

Gain on Divestiture

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Gain on divestiture	$—	$22,934	$(22,934)	(100)%

As disclosed in Note 6—Divestitures of the Notes to the Condensed Consolidated Financial Statements (Unaudited), we completed the AutoSense Divestiture on January 31, 2024 and streamlined our business, further enhancing our focus on entertainment markets. Upon the completion of the AutoSense Divestiture, we recognized a pre-tax gain of $22.9 million during the six months ended June 30, 2024.

We did not have any divestitures during the three and six months ended June 30, 2025.

Provision for Income Taxes

For the three and six months ended June 30, 2025, we recorded an income tax expense of $4.6 million and $8.1 million on a pretax loss of $10.1 million and $25.0 million, respectively; which resulted in an effective tax rate of (45.7)% and (32.5)%, respectively. The income tax expense for the three and six months ended June 30, 2025 was primarily related to foreign withholding taxes and foreign income taxes.

For the three and six months ended June 30, 2024, we recorded an income tax expense of $9.3 million and $13.6 million on a pretax loss of $21.4 million and $30.5 million, respectively, which resulted in an effective tax rate of (43.4)% and (44.4)%, respectively. The income tax expense for the three and six months ended June 30, 2024 was primarily related to foreign withholding taxes, foreign income taxes, U.S. federal income taxes, and state income taxes.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the U.S. The OBBBA contains a broad range of tax reform provisions affecting businesses. We are evaluating the full effects of the legislation on our estimated annual effective tax rate and cash tax position, but we expect that the legislation will likely not have a material impact on our financial statements.

Liquidity and Capital Resources

The following table presents selected financial information related to our liquidity and significant sources and uses of cash and cash equivalents as of and for the periods presented:

	As of
	June 30, 2025	December 31, 2024
	(dollars in thousands)
Cash and cash equivalents	$95,148	$130,564
Current ratio(1)	2.5	1.6

(1)
The current ratio is a liquidity ratio that measures our ability to pay short-term obligations or those due within one year. The ratio is calculated by dividing current assets by current liabilities.

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(12,151)	$(51,921)
Net cash used in investing activities	$(8,986)	$(8,443)
Net cash used in financing activities	$(14,279)	$(1,601)

Our primary liquidity and capital resources are our cash and cash equivalents and borrowings available under an accounts receivable securitization program (the “AR Facility”) with PNC Bank, National Association (“PNC”). Cash and cash equivalents were $95.1 million at June 30, 2025, a decrease of $35.5 million from $130.6 million at December 31, 2024. This decrease resulted primarily from cash used in operations of $12.2 million, $50.0 million in repayment of the Vewd Software Holdings Limited (“Vewd”) senior unsecured promissory note, $9.0 million of capital expenditures, including capitalized internal-use software costs, and $6.3 million in payments of withholding taxes on net share settlement of equity awards, partially offset by $3.3 million in proceeds from the issuance of common stock under our ESPP, and $40.0 million in loan proceeds borrowed under the AR Facility with PNC. For detailed information regarding the repayment of the Vewd debt and the AR Facility, refer to “Long-Term Debt Financing” below.

For information about our material cash requirements, see “Liquidity and Capital Resources” in Part II, Item 7 of our Form 10-K. Our cash requirements have not changed materially since December 31, 2024.

Stock Repurchase Program

In April 2024, our Board of Directors (the “Board”) authorized the repurchase of up to $100.0 million of our common stock (the “Program”). Under the Program, we may make repurchases, from time to time, through open market purchases, block trades, privately negotiated transactions, accelerated share repurchase transactions, or other means. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases under the Program. As of June 30, 2025, we have repurchased a total of approximately 2.2 million shares of common stock, since inception of the Program, at an average price of $9.23 per share for a total cost of approximately $20.0 million. We did not repurchase any common stock during the three and six months ended June 30, 2025. As of June 30, 2025, the total remaining amount available for repurchase was $80.0 million. We may continue to execute authorized repurchases from time to time under the Program. There is no guarantee that such repurchases under the Program will enhance the value of our common stock.

Cash Flows

Cash Flows from Operating Activities

Net cash used in operating activities was $12.2 million for the six months ended June 30, 2025, primarily due to our net loss of $33.1 million being further adjusted by $26.1 million of changes in operating assets and liabilities, including payment of employee annual bonuses for 2024 performance, partially offset by non-cash items such as SBC expense of $22.4 million, amortization of intangible assets of $18.9 million, and depreciation expense of $6.4 million.

Net cash used in operating activities was $51.9 million for the six months ended June 30, 2024, primarily due to our net loss of $44.0 million being further adjusted by $42.2 million of changes in operating assets and liabilities, including payment of employee annual bonuses for 2023 performance, and $22.9 million of a non-cash gain recognized from the AutoSense

Divestiture, partially offset by non-cash items such as SBC expense of $30.1 million, amortization of intangible assets of $22.1 million, and depreciation expense of $6.9 million.

Cash Flows from Investing Activities

Net cash used in investing activities was $9.0 million and $8.4 million for the six months ended June 30, 2025 and 2024, respectively, which was primarily related to capital expenditures, including capitalized internal-use software.

Capital Expenditures

Our capital expenditures for property and equipment consist primarily of purchases of computer hardware and software, capitalized internal-use software, information systems, and production and test equipment. We expect capital expenditures in 2025 to be approximately $20.0 million. These expenditures are expected to be paid with existing cash and cash equivalents. Current expectations may not be realized, and plans may be revised following a reevaluation of our capital expenditure requirements.

Cash Flows from Financing Activities

Net cash used in financing activities was $14.3 million for the six months ended June 30, 2025, primarily due to the $50.0 million voluntary repayment of the Vewd senior unsecured promissory note, and $6.3 million in payment of withholding taxes related to net share settlement of equity awards, partially offset by $40.0 million in loan proceeds borrowed under the AR Facility with PNC and $3.3 million in proceeds from the issuance of common stock under our ESPP.

Net cash used in financing activities was $1.6 million for the six months ended June 30, 2024, due to $5.9 million in payment of withholding taxes related to net share settlement of equity awards, partially offset by $4.3 million in proceeds from the issuance of common stock under our ESPP.

Long-Term Debt Financing

In connection with the acquisition of Vewd on July 1, 2022, we issued a senior unsecured promissory note (the “Promissory Note”) to the sellers of Vewd in the principal amount of $50.0 million, all of which was outstanding at December 31, 2024. Indebtedness outstanding under the Promissory Note bore an interest rate of 6.00% per annum, subject to certain potential adjustments. The Promissory Note was scheduled to mature on July 1, 2025. We were permitted, at any time and on any one or more occasions, to prepay all or any portion of the outstanding principal amount, plus accrued and unpaid interest, if any, under the Promissory Note without premium or penalty. On February 21, 2025, we voluntarily made a full principal payment of $50.0 million plus accrued interest by using a combination of cash on hand and a new long-term financing facility through the securitization of our accounts receivable as described below.

On February 21, 2025, we and Xperi SPV LLC (“Xperi SPV”), a special purpose subsidiary, entered into a Receivables Financing Agreement (the “RFA”) with PNC, and PNC Capital Markets LLC, and a Sale and Contribution Agreement (together with the RFA, the “RF Agreements”) among us, Xperi SPV and certain of our other wholly-owned subsidiaries to establish the AR Facility. Interest is payable on a monthly basis. The AR Facility is scheduled to terminate on February 21, 2028, unless terminated earlier pursuant to its terms. For a detailed description of the AR Facility, refer to Note 8— Debt and Receivables Securitization.

Upon entering into the RF Agreements on February 21, 2025, we borrowed $40.0 million under the AR Facility and selected the monthly Term SOFR Rate (as defined in the RFA). The RF Agreements contain various covenants that we believe are usual and customary. The interest payments on the AR Facility debt, exclusive of the debt issuance costs and related amortization, are expected to be approximately $2.6 million for the next 12 months and may vary with changes in interest rates. As of June 30, 2025, we were in compliance with the covenants under the RF Agreements. For more information on our AR Facility, see Note 8—Debt and Receivables Securitization.

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

Poor financial results, unanticipated expenses, unanticipated acquisitions of technologies or businesses or unanticipated strategic investments could give rise to additional financing requirements sooner than we expect. Equity or additional debt financing may not be available when needed or, if available, equity or debt financing may not be on terms satisfactory to us. Additionally, disruption and volatility in the global capital markets and economic uncertainties, including those driven by tariffs, have impacted corporate and consumer confidence and could continue to impact our capital resources and liquidity in the future.

We may supplement our short-term liquidity needs with access to capital markets, if necessary, and strategic cost savings initiatives. Our access to capital markets may be constrained and our cost of borrowing may increase under certain business and market conditions, and our liquidity is subject to various risks including the risks identified in “Risk Factors” included in Part I, Item 1A of our Form 10-K and Part II, Item IA of this Quarterly Report.

Critical Accounting Estimates

During the six months ended June 30, 2025, there were no significant changes in our critical accounting estimates. For a discussion of our critical accounting estimates, see Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K.

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

Interest Rate Risk

We are exposed to changes in interest rates related to our RFA. As of June 30, 2025, we had outstanding indebtedness in the amount of $40.0 million under the AR Facility that was subject to variable interest rates, based on the secured overnight financing rate (“SOFR”). Changes in economic conditions outside of our control could result in higher interest rates, thereby increasing our interest expense and reducing the funds available for capital investment, operations or other purposes. Assuming no change in our outstanding indebtedness, we estimate that a 1% increase in the applicable SOFR interest rate would result in an annual increase in our interest expense of approximately $0.4 million. Any significant increase in our interest expense could negatively impact our results of operations and cash flows. If the U.S. Federal Reserve raises its benchmark interest rate, any increases would likely impact the borrowing rate on our outstanding indebtedness, and increase our interest expense, comparably.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of such period.

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

Macroeconomic uncertainties, including increased inflation and interest rates, recessionary fears, financial and credit market fluctuations, changes in economic policy, bank failures, labor disputes, tariffs, reduced discretionary consumer and corporate spending, and global supply chain constraints have in the past, and may continue to, adversely impact many aspects of our business. Our success depends, in part, on the level of discretionary consumer and corporate spending. Discretionary consumer and corporate spending is affected by many factors, including economic conditions affecting disposable consumer income and corporate spending, such as the rate of inflation, risk of recession, employment status, labor disputes, and interest and tax rates. In recent years, the economy has experienced unusually high inflation, increased perceived risk of recession, and higher interest rates, which has negatively impacted, and could continue to negatively impact consumer and corporate spending. For example, in the second quarter of 2025, macroeconomic uncertainties impacted our customers in the markets in which we operate and negatively impacted our revenue and results of operations for the quarter. A decrease in discretionary consumer and corporate spending, including as a result of recessionary fears or price increases stemming from the imposition of tariffs on foreign imports, could result, in particular, in a reduction in the production or the purchases of TVs, automobiles and consumer electronic devices, and a reduction in our licensing and monetization revenue. Similar to prior economic slowdowns and recessions, current macroeconomic conditions have resulted in, and may continue to result in, reduced consumer discretionary spending and reduced advertising expenditures by corporations. Any such conditions, including a reduction in entertainment promotional spending by media and content providers, have impacted, and could continue to significantly impact, our ability to generate revenue, and thus impact our business, financial condition and results of operations.

The extent to which macroeconomic uncertainties may continue to impact our operational and financial performance remains uncertain and will depend on many factors outside our control. These direct and indirect impacts have affected and may continue to negatively affect our business and operating results.

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

Any one or more of the above factors may adversely affect our international operations and could significantly affect our business, financial condition, results of operations and cash flows. For example, the United States has indicated a shift in its trade policy, including renegotiating or terminating existing trade agreements and leveraging tariffs. Starting in April 2025, the United States imposed additional tariffs on imports from China, announced reciprocal and sectorial tariffs on imports from other countries, and is expected to impose new reciprocal tariff rates on imports effective August 7, 2025. These additional tariffs or any future tariffs, as well as a government’s adoption of “buy national” policies or retaliation by another government against such tariffs or policies, have introduced significant uncertainty into the market and may strain global supply chain that we depend on, and may adversely affect the prices of and demand for the products that include our technologies, which could have a negative impact on the Company’s results of operations. Furthermore, a decrease in discretionary consumer and corporate spending, including as a result of price increases stemming from the imposition of tariffs on foreign imports, could result in a reduction in the purchases of TVs, automobiles and consumer electronic devices, and could cause an ensuing reduction in our monetization revenue.

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

We did not repurchase shares of our common stock during the three months ended June 30, 2025.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) None.

(c) Securities Trading Arrangements of Directors and Section 16 Officers.

During the quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

3.3	Amended and Restated Bylaws of Xperi Inc. (as amended and restated on August 6, 2024).

10.1	Amended and Restated Form of 2022 Restricted Stock Unit Award Agreement of Xperi Inc. dated July 24, 2025.

10.2	Amended and Restated Form of 2022 Performance-Based Restricted Stock Unit Award Agreement of Xperi Inc. dated July 24, 2025.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

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

Dated: August 7, 2025

XPERI INC.

By:	/s/ Robert Andersen
Robert Andersen Chief Financial Officer