Form 10-Q
period 2025-09-30
Xperi Inc.
filed 2025-11-06
CIK 1788999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares outstanding of the registrant’s common stock as of October 28, 2025 was 46,335,385.

XPERI INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

Note About Forward-Looking Statements

This quarterly report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” “may,” “will,” “intends,” “potentially,” “targets” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements that relate to our future revenue, product development, demand, acceptance and market share, growth rate, competitiveness, gross margins, costs of research, development and other related costs, expenditures, tax expenses, cash flows, our management’s plans and objectives for our current and future operations, the levels of customer spending or research and development activities, disaggregation of revenue, general economic conditions, risks related to new, increased, reciprocal or retaliatory tariffs, interest rate risks, the impact of any acquisitions or divestitures on our financial condition and results of operations, our repurchase program, promissory note and notes receivable, the expected net proceeds, and use thereof, from our Perceive asset sale transaction, impacts of tax reform, capital expenditure plans, the sufficiency of financial resources to support future operations and capital expenditures, and our restructuring plan and related charges, cost savings and other effects.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

XPERI INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$111,632	$132,891	$331,598	$371,326
Operating expenses:
Cost of revenue, excluding depreciation and amortization of intangible assets	29,078	27,484	92,226	86,193
Research and development	29,923	53,627	99,255	149,189
Selling, general and administrative	42,536	56,483	132,376	165,938
Depreciation expense	3,470	2,918	9,823	9,780
Amortization expense	7,987	10,934	26,853	33,015
Total operating expenses	112,994	151,446	360,533	444,115
Operating loss	(1,362)	(18,555)	(28,935)	(72,789)
Interest and other income, net	821	2,379	4,863	4,711
Interest expense - debt	(761)	(756)	(2,252)	(2,252)
Gain on divestiture	—	—	—	22,934
Loss before taxes	(1,302)	(16,932)	(26,324)	(47,396)
Provision for income taxes	4,805	2,899	12,930	16,437
Net loss	(6,107)	(19,831)	(39,254)	(63,833)
Less: net loss attributable to noncontrolling interest	—	(3,026)	—	(3,609)
Net loss attributable to the Company	$(6,107)	$(16,805)	$(39,254)	$(60,224)
Net loss per share attributable to the Company - basic and diluted	$(0.13)	$(0.37)	$(0.86)	$(1.33)
Weighted-average number of shares used in computing net loss per share attributable to the Company - basic and diluted	46,276	45,683	45,637	45,180

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(6,107)	$(19,831)	$(39,254)	$(63,833)
Other comprehensive income (losses):
Reclassification of foreign currency translation adjustments into net loss upon liquidation of foreign subsidiaries	—	—	45	—
Foreign currency translation adjustment	—	2	—	(323)
Unrealized gain (loss) on cash flow hedges	(2,043)	1,038	2,410	(149)
Comprehensive loss	(8,150)	(18,791)	(36,799)	(64,305)
Less: comprehensive loss attributable to noncontrolling interest	—	(3,026)	—	(3,609)
Comprehensive loss attributable to the Company	$(8,150)	$(15,765)	$(36,799)	$(60,696)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$96,784	$130,564
Accounts receivable, net	56,823	58,745
Unbilled contracts receivable, net	78,159	83,075
Prepaid expenses and other current assets	29,547	32,488
Deferred consideration from divestiture	11,762	—
Total current assets	273,075	304,872
Note receivable, noncurrent	31,462	29,702
Deferred consideration from divestiture, noncurrent	7,693	18,217
Unbilled contracts receivable, noncurrent	62,720	45,396
Property and equipment, net	50,468	44,473
Operating lease right-of-use assets	31,038	30,082
Intangible assets, net	136,868	163,714
Deferred tax assets	7,825	7,228
Other noncurrent assets	27,670	24,076
Total assets	$628,819	$667,760
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$17,094	$16,979
Accrued liabilities	78,197	94,420
Deferred revenue	17,756	23,950
Short-term debt	—	50,000
Total current liabilities	113,047	185,349
Long-term debt	40,000	—
Deferred revenue, noncurrent	16,589	20,932
Operating lease liabilities, noncurrent	23,497	19,932
Deferred tax liabilities	1,491	1,491
Other noncurrent liabilities	13,157	10,979
Total liabilities	207,781	238,683
Commitments and contingencies (Note 13)
Equity:
Preferred stock: $0.001 par value; 6,000 shares authorized as of September 30, 2025 and December 31, 2024; no shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock: $0.001 par value; 140,000 shares authorized as of September 30, 2025 and December 31, 2024; 46,295 and 44,328 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	46	44
Additional paid-in capital	1,303,319	1,274,561
Accumulated other comprehensive loss	(3,629)	(6,084)
Accumulated deficit	(878,698)	(839,444)
Total equity	421,038	429,077
Total liabilities and equity	$628,819	$667,760

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(39,254)	$(63,833)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	32,069	45,309
Amortization of intangible assets	26,853	33,015
Depreciation of property and equipment	9,823	9,780
Accrued interest income from note receivable	(1,760)	(1,455)
Accretion of discount from deferred consideration from divestitures	(1,238)	(676)
Gain from divestiture	—	(22,934)
Deferred income taxes	(597)	66
Other	2,298	(279)
Changes in operating assets and liabilities:
Accounts receivable	1,445	(8,554)
Unbilled contracts receivable	(12,408)	(43,518)
Prepaid expenses and other assets	896	4,684
Accounts payable	(1,475)	(328)
Accrued and other liabilities	(10,730)	(7,047)
Deferred revenue	(10,537)	(799)
Net cash used in operating activities	(4,615)	(56,569)
Cash flows from investing activities:
Purchases of property and equipment	(2,439)	(3,304)
Capitalized internal-use software	(12,161)	(9,175)
Purchases of intangible assets	(7)	(157)
Net cash used in divestiture	—	(227)
Net cash used in investing activities	(14,607)	(12,863)
Cash flows from financing activities:
Repayment of short-term debt	(50,000)	—
Repurchases of common stock	—	(9,999)
Withholding taxes related to net share settlement of equity awards	(6,624)	(6,645)
Payment of debt issuance costs	(1,249)	—
Proceeds from long-term debt	40,000	—
Proceeds from issuance of common stock under employee stock purchase plan	3,315	4,328
Net cash used in financing activities	(14,558)	(12,316)
Net decrease in cash and cash equivalents	(33,780)	(81,748)
Cash and cash equivalents at beginning of period (1)	130,564	154,434
Cash and cash equivalents at end of period	$96,784	$72,686
Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$7,303	$12,254
Interest paid	$1,788	$2,252

(1)
Included $12.3 million of cash and cash equivalents classified as held for sale at December 31, 2023.

	Nine Months Ended September 30,
	2025	2024
Supplemental disclosure of noncash investing and financing activities:
Costs capitalized for internal-use software included in accrued liabilities	$208	$515
Property and equipment included in accounts payable	$2,106	$134
Note receivable in exchange for consideration from divestiture	$—	$27,676
Deferred consideration from divestiture	$—	$5,854

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

(unaudited)

Three Months Ended September 30, 2025	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at July 1, 2025	46,221	$46	$1,293,958	$(1,586)	$(872,591)	$419,827
Vesting of restricted stock units, net of tax withholding	74	—	(279)	—	—	(279)
Stock-based compensation	—	—	9,640	—	—	9,640
Unrealized loss on cash flow hedges	—	—	—	(2,043)	—	(2,043)
Net loss	—	—	—	—	(6,107)	(6,107)
Balances at September 30, 2025	46,295	$46	$1,303,319	$(3,629)	$(878,698)	$421,038

Nine Months Ended September 30, 2025	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at January 1, 2025	44,328	$44	$1,274,561	$(6,084)	$(839,444)	$429,077
Vesting of restricted stock units, net of tax withholding	1,466	1	(6,625)	—	—	(6,624)
Issuance of common stock under employee stock purchase plan	501	1	3,314	—	—	3,315
Stock-based compensation	—	—	32,069	—	—	32,069
Reclassification of foreign currency translation adjustments into net loss upon liquidation of foreign subsidiaries	—	—	—	45	—	45
Unrealized gain on cash flow hedges	—	—	—	2,410	—	2,410
Net loss	—	—	—	—	(39,254)	(39,254)
Balances at September 30, 2025	46,295	$46	$1,303,319	$(3,629)	$(878,698)	$421,038

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

(unaudited)

Three Months Ended September 30, 2024	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Interest	Equity
Balances at July 1, 2024	45,746	$46	$1,241,931	$(4,377)	$(848,867)	$(18,653)	$370,080
Change in ownership interest of the Company	—	—	(92)	—	—	92	—
Vesting of restricted stock units, net of tax withholding	151	—	(716)	—	—	—	(716)
Repurchases and retirement of common stock	(1,121)	(1)	—	—	(9,998)	—	(9,999)
Stock-based compensation	—	—	15,249	—	—	—	15,249
Foreign currency translation adjustment	—	—	—	2	—	—	2
Unrealized loss on cash flow hedges	—	—	—	1,038	—	—	1,038
Net loss	—	—	—	—	(16,805)	(3,026)	(19,831)
Balances at September 30, 2024	44,776	$45	$1,256,372	$(3,337)	$(875,670)	$(21,587)	$355,823

Nine Months Ended September 30, 2024	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Interest	Equity
Balances at January 1, 2024	44,211	$44	$1,212,501	$(2,865)	$(805,448)	$(17,097)	$387,135
Change in ownership interest of the Company	—	—	881	—	—	(881)	—
Vesting of restricted stock units, net of tax withholding	1,108	1	(6,646)	—	—	—	(6,645)
Issuance of common stock under employee stock purchase plan	578	1	4,327	—	—	—	4,328
Repurchases and retirement of common stock	(1,121)	(1)	—	—	(9,998)	—	(9,999)
Stock-based compensation	—	—	45,309	—	—	—	45,309
Foreign currency translation adjustment	—	—	—	(323)	—	—	(323)
Unrealized loss on cash flow hedges	—	—	—	(149)	—	—	(149)
Net loss	—	—	—	—	(60,224)	(3,609)	(63,833)
Balances at September 30, 2024	44,776	$45	$1,256,372	$(3,337)	$(875,670)	$(21,587)	$355,823

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

The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025, or any future period and the Company makes no representations related thereto.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The accounting estimates and assumptions that require management’s most significant, challenging, and subjective judgment include the estimation of licensees’ quarterly royalties prior to receiving the royalty reports, the determination of stand-alone selling price and the transaction price in an arrangement with multiple performance obligations, the fair value of note receivable and deferred consideration in connection with the Company’s AutoSense in-cabin safety business and related imaging solutions (the “AutoSense Divestiture”), the assessment of useful lives and recoverability of other intangible assets and long-lived assets, recognition and measurement of current and deferred income tax assets and liabilities, the assessment of unrecognized tax benefits, and valuation of performance-based awards with a market condition. Actual results experienced by the Company may differ from management’s estimates.

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

For the three months ended September 30, 2025, there was one customer that accounted for 10% or more of total revenue, whereas there was none for the nine months ended September 30, 2025. For the three and nine months ended September 30, 2024, one customer accounted for 10% or more of total revenue. As of September 30, 2025, no customer represented 10% or more of the Company’s net balance of accounts receivable. Additionally, two customers exceeded 10% of the Company’s combined net balance of current and noncurrent unbilled contracts receivable. As of December 31, 2024, no customer represented 10% or more of the Company’s net balance of accounts receivable, and one customer exceeded 10% of the Company’s net balance of current and noncurrent unbilled contracts receivable.

As part of the consideration for the AutoSense Divestiture, the Company received a note receivable and deferred consideration from Tobii AB (“Tobii”). Both of these instruments are exposed to credit risk arising from default on repayment from Tobii. The credit risk associated with the note receivable is mitigated by establishing a floating lien and security interest in certain of Tobii’s assets, rights, and properties, whereas the deferred consideration is not secured by any collateral. The Company utilizes valuation methodologies such as internally generated cash flow projections on the principal and interest of each instrument, along with the review of certain other data points, to determine the likelihood that the note receivable or deferred consideration will be repaid. Further, the Company assesses each instrument for credit losses and provides a reserve when full payment on the instruments may not occur as expected, in which case the reserve reflects the excess of the amortized cost basis over the results of the cash flow projections. The Company currently expects Tobii to make full payment on both instruments in accordance with the underlying agreement. Accordingly, no allowance for credit losses was recorded as of September 30, 2025.

Recent Accounting Pronouncements

Accounting Standards Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of specific categories in the effective tax rate reconciliation and additional information for reconciling items that meet a quantitative threshold and further disaggregation of income taxes paid for individually significant jurisdictions. The Company expects to adopt this updated guidance on a prospective basis in the disclosure within its December 31, 2025 consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The standard requires that public entities disclose additional information about specific expense categories in the notes to financial statements for interim and annual reporting periods. The standard will become effective for the Company’s 2027 annual financial statements and interim financial statements thereafter and may be applied prospectively to periods after the adoption date or retrospectively for all prior periods presented in the financial statements, with early adoption permitted. The Company is currently evaluating the impact of this guidance on the disclosures within its consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The update guidance aims to simplify how all entities currently estimate expected credit losses for their outstanding trade and other related receivables arising from revenue transactions and provides a practical expedient available for election by public entities. Once elected, all public entities are no longer required to consider forecasted information when estimating expected credit losses, but only the historical and current economic conditions relevant to the collectibility of the trade and other related receivables. The updated guidance will become effective on a prospective basis for the Company in the first quarter of 2026, with early adoption permitted. The Company does not expect the impact upon adoption to be material to its consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This updated guidance eliminates the consideration of software project development stages and introduces additional considerations for the existing probability threshold assessment on completing a software development project. Entities are required to assess whether significant uncertainty exists in the development activities of the software before capitalizing any software costs, and such uncertainty is considered to exist if the project involves any technological innovations with novel and unproven features or unidentified significant performance requirements. The updated guidance will become effective for the Company in the first quarter of 2028 and may be adopted on either a prospective basis, full retrospective basis, or modified prospective basis with a cumulative-effect adjustment through retained earnings. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

When variable consideration is in the form of a sales-based or usage-based royalty in exchange for a license of technology or when a license of technology is the predominant item to which the variable consideration relates, revenue is recognized at the later of when the subsequent sale or usage occurs or the performance obligation to which some or all of the sales-based or usage-based royalty has been satisfied or partially satisfied.

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

For these solutions, the Company generally provides on-going media or data delivery, either via on-premise licensed software, hosting or access to its platform. The Company generally receives fees on a per-subscriber, per-month basis or as a monthly fee, and revenue is recognized during the month in which the solutions are provided to the customer. For most of the on-premise licensed software arrangements, substantially all functionality is obtained through the Company’s frequent updating of the technology, data and content. In these instances, the Company typically has a single performance obligation related to these ongoing activities in the underlying arrangement, and revenue is generally recognized over the period the solution is provided. In the case of certain minimum guarantee or fixed fee on-premise licensed software arrangements, revenue is recognized immediately upon the delivery of the licensed technology. Hosted solutions and access to our platform is considered a single performance obligation with revenue being recognized over the period the solution is provided.

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

Disaggregation of Revenue

The Company’s revenue that is recognized over time consists primarily of per unit royalties, per-subscriber per-month or monthly license fees, single performance obligations satisfied over time, and NRE services. Revenue that is recognized at a point in time consists primarily of fixed fee or minimum guarantee licensing contracts, advertising, settlements/recoveries and hardware products.

The following table summarizes revenue by timing of recognition (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Recognized over time	$82,818	$91,025	$242,855	$274,880
Recognized at a point in time	28,814	41,866	88,743	96,446
Total revenue	$111,632	$132,891	$331,598	$371,326

The following table summarizes revenue by product category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Pay-TV	$49,781	$81,676	$149,582	$199,234
Consumer Electronics	18,802	16,906	60,363	60,198
Connected Car	34,612	25,534	93,003	81,305
Media Platform	8,437	8,775	28,650	30,589
Total revenue	$111,632	$132,891	$331,598	$371,326

The following table summarizes revenue by geographic location (in thousands):

	Three Months Ended September 30,
	2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
U.S. and Canada (1)	$48,067	43%	$59,229	45%
Asia Pacific	40,631	36	51,957	39
Europe, Middle East and Africa	15,605	14	9,619	7
Other	7,329	7	12,086	9
Total revenue	$111,632	100%	$132,891	100%

	Nine Months Ended September 30,
	2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
U.S. and Canada (1)	$158,167	48%	$184,456	50%
Asia Pacific	119,235	36	121,748	33
Europe, Middle East and Africa	33,803	10	32,561	9
Other	20,393	6	32,561	8
Total revenue	$331,598	100%	$371,326	100%

(1) For the three months ended September 30, 2025 and 2024, the Company recognized $43.4 million and $54.7 million of revenue from the U.S., which represented 39% and 41% of total revenue for the respective periods. For the nine months ended September 30, 2025 and 2024, revenue from the U.S. was $144.6 million and $170.3 million, or 44% and 46% of total revenue, for the respective periods.

A significant portion of the Company’s revenue is derived from licensees headquartered outside of the U.S., principally in Asia Pacific and Europe, Middle East and Africa. Japan, which was part of Asia Pacific, contributed a significant amount of revenue, as shown in the following table (in thousands):

	Three Months Ended September 30,
	2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Japan	$28,812	26%	$37,705	28%

	Nine Months Ended September 30,
	2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Japan	$59,374	18%	$63,615	17%

No individual country in Europe, Middle East and Africa and other regions accounted for 10% or more of total revenue in all periods presented.

The following table presents additional revenue disclosures (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$5,582	$4,491	$20,196	$18,093
Performance obligations satisfied in previous periods (true ups, recoveries, and settlements) (1)	$(364)	$701	$1,243	$4,063

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

Remaining Performance Obligations

Remaining performance obligations represent contracted revenue that has not yet been recognized. As of September 30, 2025, the Company’s remaining performance obligations and the period over which they are expected to be recognized were as follows (in thousands):

Year Ending December 31:	Amounts
2025 (remaining 3 months)	$15,715
2026	39,571
2027	21,047
2028	10,282
2029	4,433
Thereafter	1,513
Total	$92,561

Allowance for Credit Losses

The following table presents the activity in the allowance for credit losses for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,
	2025		2024
	Accounts Receivable	Unbilled Contracts Receivable	Accounts Receivable	Unbilled Contracts Receivable
Beginning balance	$954	$468	$1,154	$348
Provision for credit losses	15	(32)	5	167
Recoveries/charge-off	(98)	(3)	(88)	—
Ending balance	$871	$433	$1,071	$515

	Nine Months Ended September 30,
	2025		2024
	Accounts Receivable	Unbilled Contracts Receivable	Accounts Receivable	Unbilled Contracts Receivable
Beginning balance	$946	$499	$1,906	$190
Provision for credit losses	244	(54)	(53)	328
Recoveries/charge-off	(319)	(12)	(782)	(3)
Ending balance	$871	$433	$1,071	$515

NOTE 3 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Prepaid expenses	$16,985	$21,027
Prepaid income taxes	9,347	8,295
Finished goods inventory	—	1,061
Other	3,215	2,105
Total	$29,547	$32,488

Property and equipment, net consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Computer equipment and software	$58,367	$54,737
Capitalized internal-use software	35,339	23,384
Office equipment and furniture	11,183	10,773
Building	17,876	17,876
Land	5,300	5,300
Leasehold improvements	10,894	10,778
Construction in progress	305	1,979
Total property and equipment	139,264	124,827
Less: accumulated depreciation and amortization(1)	(88,796)	(80,354)
Property and equipment, net	$50,468	$44,473
(1)
Includes $9.2 million and $4.1 million as of September 30, 2025 and December 31, 2024, respectively, of accumulated amortization associated with capitalized internal-use software.

The following table summarizes the capitalization and amortization of internal-use software for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Costs capitalized associated with internal-use software	$4,580	$3,139	$12,105	$9,721
Amortization of capitalized internal-use software	$1,891	$563	$5,134	$1,579

Accrued liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Employee compensation and benefits	$27,182	$33,360
Accrued income taxes	13,270	6,259
Accrued expenses	13,061	16,108
Current portion of operating lease liabilities	9,536	15,353
Accrued other taxes	2,922	8,370
Third-party royalties	4,159	5,171
Other	8,067	9,799
Total	$78,197	$94,420

NOTE 4 – FINANCIAL INSTRUMENTS

Non-marketable Equity Securities

As of September 30, 2025 and December 31, 2024, other noncurrent assets included equity securities accounted for under the equity method with a carrying amount of $4.6 million and $4.7 million, respectively. No impairments to the carrying amount of the Company’s non-marketable equity securities were recognized in the three and nine months ended September 30, 2025 and 2024.

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

The notional and fair values of all derivative financial instruments were as follows (in thousands):

	Location in Balance Sheet	September 30, 2025	December 31, 2024
Derivative instruments designated as cash flow hedges:
Fair value—foreign exchange contract assets, net amount	Prepaid expenses and other current assets	$552	$—
Fair value—foreign exchange contract liabilities, net amount	Accrued liabilities	$—	$1,858

Notional value held to buy U.S. dollars in exchange for other currencies		$5,685	$5,074
Notional value held to sell U.S. dollars in exchange for other currencies		$70,601	$57,329

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

The gross amounts of the Company’s foreign currency forward contracts and the net amounts recorded in the Company’s condensed consolidated balance sheets were as follows (in thousands):

	September 30, 2025	December 31, 2024
Gross amount of recognized assets	$1,890	$173
Gross amount of recognized liabilities	(1,338)	(2,031)
Net derivative assets (liabilities)	$552	$(1,858)

The changes in AOCL related to the cash flow hedges consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning balance	$2,595	$(152)	$(1,858)	$1,034
Other comprehensive (loss) gain before reclassification	(1,600)	1,199	2,654	497
Amounts reclassified from accumulated other comprehensive gain into net loss	(443)	(161)	(244)	(645)
Net current period other comprehensive (loss) gain	(2,043)	1,038	2,410	(148)
Ending balance	$552	$886	$552	$886

The following table summarizes the gains recognized upon settlement of the hedged transactions in the condensed consolidated statements of operations for three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$411	$10	$531	$494
Selling, general and administrative	79	226	49	309
Total	$490	$236	$580	$803

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

Financial Instruments Not Recorded at Fair Value

The following table presents the fair value hierarchy for the Company’s assets and liabilities recorded at their carrying amount, but for which the fair value is disclosed (in thousands):

	September 30, 2025		December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Note receivable, noncurrent	$31,462	$34,040	$29,702	$28,223
Deferred consideration from divestitures(1)	19,455	22,784	18,217	18,342
Total assets	$50,917	$56,824	$47,919	$46,565

Liabilities:
Senior unsecured promissory note	$—	$—	$50,000	$50,000
AR Facility	$40,000	$40,000	$—	$—
(1)
Includes $11.8 million as of September 30, 2025 of the net carrying amount of the holdback consideration from the Perceive Transaction (as described in Note 6—Divestitures), which approximates its associated fair value and is classified as current in the condensed consolidated balance sheets.

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

Debt is classified within Level 2 of the fair value hierarchy. As of December 31, 2024, short-term debt included the senior unsecured promissory note. The carrying amount of the senior unsecured promissory note approximated fair value due to its short-term maturity. As of September 30, 2025, long-term debt included the AR Facility (as defined in Note 8—Debt and Receivables Securitization) with a floating interest rate based on market conditions. The carrying amount of the AR Facility approximates fair value. Refer to Note 8—Debt and Receivables Securitization for additional information on these two debt instruments.

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

Holdback Consideration

Upon completion of the Perceive Transaction, the holdback consideration of $12.0 million was estimated to have a then present value of $11.3 million, resulting in a discount of $0.7 million. For the three and nine months ended September 30, 2025, the amount of discount accreted as interest income was insignificant.

As of September 30, 2025, the net carrying amount of the holdback consideration is as follows (in thousands):

September 30, 2025
Holdback consideration	$12,000
Less: unamortized discount on holdback consideration	(238)
Net carrying amount	$11,762

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

Note Receivable from Tobii AB

The Tobii Note, with a fixed interest rate of 8% per annum, matures on April 1, 2029, and is payable in three annual installments. Tobii may, at any time and on any one or more occasions, prepay all or any portion of the outstanding principal amount, along with accrued interest, without any penalty. In the event of default, an additional interest of 2% per annum may be applied to the outstanding balance of the Tobii Note, and the Company has the right to demand full or partial payment on the outstanding balance with unpaid interest.

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

The Company elected to present accrued interest within the carrying amount of note receivable, noncurrent, in the condensed consolidated balance sheets. As of September 30, 2025, the carrying amount of the Tobii Note is as follows (in thousands):

September 30, 2025
Outstanding principal amount	$27,676
Add: interest accrued to date	3,786
Carrying amount—note receivable, noncurrent	$31,462

Interest income recognized from the note receivable was $0.6 million for each of the three months ended September 30, 2025 and 2024, and $1.8 million and $1.5 million for the nine months ended September 30, 2025 and 2024, respectively.

Deferred Consideration

The deferred consideration consists of guaranteed future cash payments, which are scheduled to be made by Tobii in four annual payments as follows (in thousands):

Date of Payment:	Amount
February 15, 2028	$3,000
February 15, 2029	2,250
February 15, 2030	4,500
February 15, 2031	5,250
Total future payments	$15,000

At the closing date of the Tobii Note, there was $9.2 million of discount on the deferred consideration to be accreted as interest income up to the date of the final payment. Interest income accreted from the discount was $0.3 million for each of the three months ended September 30, 2025 and 2024, and $0.9 million and $0.7 million for the nine months ended September 30, 2025 and 2024, respectively.

As of September 30, 2025, the net carrying amount of the deferred consideration is as follows (in thousands):

September 30, 2025
Total deferred consideration	$15,000
Less: unamortized discount on deferred consideration	(7,307)
Net carrying amount	$7,693

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

NOTE 7 – INTANGIBLE ASSETS, NET

Identified intangible assets consisted of the following (in thousands):

	September 30, 2025
	Weighted-Average Remaining Useful Life (in years)	Gross Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Acquired patents	4.5	$17,281	$(7,344)	$9,937
Existing technology / content database	3.7	219,919	(200,955)	18,964
Customer contracts and related relationships	3.6	493,685	(407,408)	86,277
Trademarks/trade name	1.7	39,313	(39,023)	290
Non-compete agreements		3,101	(3,101)	—
Total finite-lived intangible assets		773,299	(657,831)	115,468
Indefinite-lived intangible assets:
TiVo tradename/trademarks	N/A	21,400	—	21,400
Total intangible assets		$794,699	$(657,831)	$136,868

	December 31, 2024
	Weighted-Average Remaining Useful Life (in years)	Gross Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Acquired patents	5.2	$17,281	$(5,687)	$11,594
Existing technology / content database	4.0	219,912	(194,041)	25,871
Customer contracts and related relationships	4.4	493,685	(389,251)	104,434
Trademarks/trade name	2.5	39,313	(38,898)	415
Non-compete agreements		3,101	(3,101)	—
Total finite-lived intangible assets		773,292	(630,978)	142,314
Indefinite-lived intangible assets:
TiVo tradename/trademarks	N/A	21,400	—	21,400
Total intangible assets		$794,692	$(630,978)	$163,714

As of September 30, 2025, the estimated future amortization expense of total finite-lived intangible assets was as follows (in thousands):

Year Ending December 31:	Amounts
2025 (remaining 3 months)	$7,986
2026	31,508
2027	30,666
2028	30,328
2029	14,342
Thereafter	638
Total future amortization	$115,468

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

The AR Facility contains customary covenants included in debt arrangements, and certain liquidity and related covenants involving various types of financial performance measures such as liquidity ratio, default ratio, dilution ratio, delinquency ratio, and days sales outstanding. Subject in some cases to cure periods, amounts outstanding under the RFA may be accelerated for customary events of default including, but not limited to, the failure to make payments or deposits when due, borrowing base deficiencies, and the failure to observe or comply with any covenant. The Company was in compliance with all covenants as of September 30, 2025.

On February 21, 2025, the Company borrowed $40.0 million under the AR Facility and accounted for it as a secured borrowing. As of September 30, 2025, accounts receivable and unbilled contracts receivable totaling $113.8 million were included in the balance sheet of Xperi SPV and pledged as collateral against the borrowing.

The Company capitalized fees incurred to establish the securitization program of $1.2 million, which are amortized on a straight-line basis over the commitment term of three years. Fees amortized were immaterial for the three and nine months ended September 30, 2025, and recognized under “interest expense – debt” in the condensed consolidated statements of operations.

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

Total interest expense for debt was $0.8 million for the three months ended September 30, 2025 and 2024, and $2.3 million for the nine months ended September 30, 2025 and 2024.

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

The following table sets forth the computation of basic and diluted net loss per share attributable the Company (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to the Company - basic and diluted	$(6,107)	$(16,805)	$(39,254)	$(60,224)
Denominator:
Weighted-average number of shares used in computing net loss per share attributable to the Company - basic and diluted	46,276	45,683	45,637	45,180
Net loss per share attributable to the Company - basic and diluted	$(0.13)	$(0.37)	$(0.86)	$(1.33)

The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three and Nine Months Ended September 30,
	2025	2024
Stock options	—	55
Restricted stock units	7,111	7,555
ESPP	332	282
Total	7,443	7,892

NOTE 10 – STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Equity Incentive Plans

Under the Xperi Inc. 2022 Equity Incentive Plan (the “2022 EIP”), the Company is allowed to grant stock options, RSUs, and performance-based awards to employees, non-employee directors, and consultants. The 2022 EIP includes an automatic annual increase to its share reserve on January 1 of each year as set forth in the plan document.

As of September 30, 2025, there were approximately 4.9 million shares reserved for future grants under the 2022 EIP.

Employee Stock Purchase Plans

In October 2022, the Company adopted the Xperi Inc. 2022 Employee Stock Purchase Plan (as amended in December 2023, the “2022 ESPP”). The 2022 ESPP provides an offering period of 12 months, commencing on each December 1 and June 1 during each period. Additionally, it includes a reset provision which is triggered if the fair market value per share of the Company’s common stock on any purchase date during an offering period is less than the fair market value per share on the start date of any 12-month offering period. Upon occurrence of the reset, the existing offering period will automatically terminate and a new 12-month offering period will begin on the next business day.

Each reset is treated as a modification in accordance with ASC 718—Stock Based Compensation, with the incremental fair value recognized on a straight-line basis over the new offering period. The reset of the June 2025 offering period did not result in material incremental fair value, whereas the reset of the June 2024 offering period had an incremental fair value of $2.0 million.

As of September 30, 2025, there were 2.1 million shares reserved for future issuance under the 2022 ESPP.

The following table summarizes the valuation assumptions used in estimating the fair value of the 2022 ESPP for the offering periods in effect using the Black-Scholes option pricing model:

	Nine Months Ended September 30,
	2025	2024
Expected life (years)	0.5—1.0	0.5—1.0
Risk-free interest rate	4.4%—5.1%	5.1%—5.4%
Dividend yield	0.0%	0.0%
Expected volatility	43.0%—44.1%	44.4%—45.0%

Stock Options

The Company did not grant additional stock options during the nine months ended September 30, 2025. All outstanding stock options were fully vested and exercisable as of September 30, 2025, and were immaterial for financial statement disclosure purposes.

Restricted Stock Units

Information with respect to outstanding RSUs (including both time-based vesting and performance-based vesting) for the nine months ended September 30, 2025 is as follows (in thousands, except per share amounts):

	Number of Shares Subject to Time- based Vesting	Number of Shares Subject to Performance- based Vesting	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2024	5,258	2,147	7,405	$13.66
Granted	2,293	712	3,005	$8.24
Vested / released	(2,112)	(143)	(2,255)	$13.25
Canceled / forfeited	(359)	(685)	(1,044)	$20.29
Balance at September 30, 2025	5,080	2,031	7,111	$10.53

Performance-Based Awards

From time to time, the Company may grant performance-based restricted stock units (“PSUs”) to senior executives, certain employees, and consultants. The value and the vesting of such PSUs are generally linked to one or more performance goals or certain market conditions determined by the Company, in each case on a specified date or dates or over any period or periods determined by the Company, and may range from zero to 200% of the grant. For PSUs subject to market conditions, the fair value per award is fixed at the grant date and the amount of compensation expense is not adjusted during the performance period regardless of changes in the level of achievement of the market condition.

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

There were no repurchases of common stock during the nine months ended September 30, 2025. As of September 30, 2025, the total remaining amount available for repurchase was $80.0 million. The Company may continue to execute authorized repurchases from time to time under the Program.

Stock-Based Compensation

Total stock-based compensation expense for the three and nine months ended September 30, 2025 and 2024 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue, excluding depreciation and amortization of intangible assets	$883	$822	$2,771	$2,424
Research and development	2,783	5,225	10,397	15,389
Selling, general and administrative	5,974	9,202	18,901	27,496
Total stock-based compensation expense	$9,640	$15,249	$32,069	$45,309

Stock-based compensation expense categorized by award type for the three and nine months ended September 30, 2025 and 2024 is summarized in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
RSUs	$8,123	$10,465	$26,261	$30,810
PSUs	970	3,625	3,964	10,654
ESPP	547	1,159	1,844	3,845
Total stock-based compensation expense	$9,640	$15,249	$32,069	$45,309

As of September 30, 2025, unrecognized stock-based compensation expense related to unvested equity-based awards is as follows (amounts in thousands):

	September 30, 2025
	Unrecognized Stock-Based Compensation	Weighted-Average Period to Recognize Expense (in years)
RSUs	$32,900	1.8
PSUs	7,338	1.9
ESPP	1,587	0.6
Total unrecognized stock-based compensation expense	$41,825

NOTE 11 – INCOME TAXES

For the three and nine months ended September 30, 2025, the Company recorded an income tax expense of $4.8 million and $12.9 million on a pretax loss of $1.3 million and $26.3 million, respectively; which resulted in an effective tax rate of (369.0)% and (49.1)%, respectively. The income tax expense for the three and nine months ended September 30, 2025 was primarily related to foreign withholding taxes and foreign income taxes.

For the three and nine months ended September 30, 2024, the Company recorded an income tax expense of $2.9 million and $16.4 million on a pretax loss of $16.9 million and $47.4 million, respectively; which resulted in an effective tax rate of (17.1)% and (34.7%), respectively. The income tax expense for the three and nine months ended September 30, 2024 was primarily related to foreign withholding taxes, foreign income taxes, U.S. federal income taxes, and state income taxes.

As of September 30, 2025, gross unrecognized tax benefits of $15.6 million increased by $0.2 million compared to December 31, 2024. Of the $15.6 million gross unrecognized tax benefits, $1.3 million would affect the effective tax rate, if recognized. The Company is unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease.

It is the Company’s policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. Recognition of interest and penalties related to unrecognized tax benefits was immaterial for the three and nine months ended September 30, 2025 and 2024. As of September 30, 2025 and December 31, 2024, accrued interest and penalties were $0.3 million and $0.1 million, respectively.

As of September 30, 2025, the Company’s 2020 through 2025 tax years are generally open and subject to potential examination in one or more jurisdictions. In addition, in the United States, any net operating losses or credits that were generated in prior years but not yet fully utilized in a year that is closed under the statute of limitations may also be subject to examination.

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

The components of operating lease costs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Fixed lease cost (1)	$4,193	$4,262	$12,489	$12,798
Variable lease cost	1,135	1,089	3,551	3,038
Less: sublease income	(2,123)	(2,008)	(6,459)	(6,086)
Total operating lease cost	$3,205	$3,343	$9,581	$9,750

(1) Includes short-term leases expensed on a straight-line basis.

The following table presents supplemental cash flow information arising from lease transactions (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cash payments included in the measurement of operating lease liabilities	$4,037	$4,298	$12,558	$13,222
Operating ROU assets obtained in exchange for lease obligations	$2,294	$304	$11,475	$2,328

The weighted-average remaining term of the Company’s operating leases and the weighted-average discount rate used to measure the present value of the operating lease liabilities are as follows:

	September 30, 2025	December 31, 2024
Weighted-average remaining lease term (in years)	4.4	2.9
Weighted-average discount rate	6.8%	5.5%

Future minimum lease payments and related lease liabilities as of September 30, 2025 were as follows (in thousands):

Year Ending December 31:	Operating Lease Payments (1)	Sublease Income	Net Operating Lease Payments
2025 (remaining 3 months)	$2,880	$(1,606)	$1,274
2026	11,021	(1,563)	9,458
2027	8,591	(368)	8,223
2028	5,981	(379)	5,602
2029	3,906	(291)	3,615
Thereafter	6,283	—	6,283
Total lease payments	38,662	$(4,207)	$34,455
Less: imputed interest	(5,629)
Present value of operating lease liabilities	$33,033

Less: operating lease liabilities, current portion	(9,536)
Noncurrent operating lease liabilities	$23,497

(1) Future minimum lease payments exclude short-term leases as well as payments to landlords for variable common area maintenance, insurance, and real estate taxes.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Purchase and Other Contractual Obligations

In the ordinary course of business, the Company enters into contractual agreements with third parties that include non-cancelable payment obligations, for which it is liable in future periods. These arrangements primarily include unconditional purchase obligations to service providers. As of September 30, 2025, the Company’s total future unconditional purchase obligations were approximately $133.2 million.

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

The following table presents information about reported segment revenue, significant segment expenses, and segment net loss for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$111,632	$132,891	$331,598	$371,326
Less:
Cost of revenue, excluding depreciation and amortization of intangible assets (1)	29,078	27,484	92,226	86,193
Research and development (1)	29,923	53,627	99,255	149,189
Selling, general and administrative (1)	42,536	56,483	132,376	165,938
Depreciation expense	3,470	2,918	9,823	9,780
Amortization expense	7,987	10,934	26,853	33,015
Interest and other income, net	(821)	(2,379)	(4,863)	(4,711)
Interest expense - debt	761	756	2,252	2,252
Gain on divestitures	—	—	—	(22,934)
Provision for income taxes	4,805	2,899	12,930	16,437
Consolidated net loss	$(6,107)	$(19,831)	$(39,254)	$(63,833)

(1)
Includes total salaries, bonuses, and employee benefits of $56.8 million and $73.8 million for the three months ended September 30, 2025 and 2024, respectively; and $178.8 million and $218.7 million for the nine months ended September 30, 2025 and 2024, respectively.

NOTE 15 - SUBSEQUENT EVENT

On November 1, 2025, the Company approved a restructuring plan to improve cost efficiency and better align the operating structure with its long-term strategies and current market conditions. This plan involves reducing the Company’s global workforce by approximately 250 employees and impacts all business and functional areas. The Company estimates it will incur between $16.0 million and $18.0 million of restructuring and related charges, substantially all of which consists of employee severance and related costs. This plan became effective immediately upon approval and is expected to be substantially completed by the end of the first half of 2026.

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

Business Overview

We are a leading consumer and entertainment technology company. We believe we create extraordinary experiences at home and on the go for millions of consumers around the world, enabling our unique audiences to connect with content in a more intelligent, immersive, and personal way. Powering smart devices, connected cars, entertainment experiences and more, we bring together ecosystems designed to reach highly-engaged consumers, allowing us and our ecosystem partners to uncover significant new business opportunities, now and in the future. Our technologies are integrated into consumer devices and a variety of media platforms worldwide, driving increased value for our partners, customers, and consumers. We operate in one reportable business segment and group our revenue into four categories: Pay-TV, Consumer Electronics, Connected Car and Media Platform. Headquartered in Silicon Valley with operations around the world, we have approximately 1,630 employees and more than 35 years of operating experience.

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

Macroeconomic Conditions

Macroeconomic conditions—including rising inflation and interest rates, recessionary concerns, financial and credit market volatility, shifts in economic policy, reduced discretionary spending by consumers and businesses, tariffs, and global supply chain disruptions—have adversely affected, and may continue to affect, our business and that of our customers. While we remain committed to closely monitoring these macroeconomic developments and intend to adapt our business strategies as needed, the ultimate impact on our business, operating results, and financial condition remains uncertain.

Restructuring Activities

On November 1, 2025, we approved a restructuring plan to improve cost efficiency and better align our operating structure with our long-term strategies and current market conditions. This plan involves reducing our global workforce by approximately 250 employees and impacts all business and functional areas. In connection with this plan, we estimate that we will incur between $16.0 million and $18.0 million of restructuring and related charges, substantially all of which consists of employee severance and related costs. This plan became effective immediately upon approval and we expect substantially all the restructuring activities to be completed by the end of the first half of 2026. We estimate that these reductions, once completed, will generate cost savings of $30.0 million to $35.0 million on an annualized basis.

Results of Operations

The following table presents our operating results for the periods indicated as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	100%	100%	100%	100%
Operating expenses:
Cost of revenue, excluding depreciation and amortization of intangible assets	26	21	28	23
Research and development	27	40	30	40
Selling, general and administrative	38	43	40	45
Depreciation expense	3	2	3	3
Amortization expense	7	8	8	9
Total operating expenses	101	114	109	120
Operating loss	(1)	(14)	(9)	(20)
Interest and other income, net	1	2	2	2
Interest expense - debt	(1)	(1)	(1)	(1)
Gain on divestiture	—	—	—	6
Loss before taxes	(1)	(13)	(8)	(13)
Provision for income taxes	4	2	4	4
Net loss	(5)%	(15)%	(12)%	(17)%

Comparison of the Three and Nine Months Ended September 30, 2025 and 2024

Revenue

We derive the majority of our revenue from licensing our technologies and solutions to customers. For our revenue recognition policy including descriptions of revenue-generating activities, refer to Note 2—Revenue of the Notes to the Condensed Consolidated Financial Statements (Unaudited).

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Revenue	$111,632	$132,891	$(21,259)	(16)%

Revenue decreased by $21.3 million, or 16%, for the three months ended September 30, 2025 compared to the same period in the prior year. The decrease was primarily driven by a decrease of $31.9 million in Pay-TV revenue, partially offset by a combined increase of $11.0 million in Connected Car and Consumer Electronics revenue.

The decline in Pay-TV revenue reflects lower revenue in core guide products and consumer hardware and subscription services, largely due to higher minimum guarantee (“MG”) revenue recognized in the third quarter of 2024. This was partially offset by continued growth in TiVo video-over-broadband (“IPTV”) solutions revenue.

Connected Car revenue increased by $9.1 million, primarily due to higher MG revenue from HD Radio. Consumer Electronics revenue rose by $1.9 million, driven by stronger licensing and MG revenue, partially offset by the impact of the Perceive Transaction.

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Revenue	$331,598	$371,326	$(39,728)	(11)%

Revenue declined by $39.7 million, or 11%, for the nine months ended September 30, 2025 compared to the same period in the prior year, primarily due to the divestitures of AutoSense and Perceive, and a decrease of $49.7 million in Pay-TV revenue. The Pay-TV decline was driven by lower revenue in core guide products, consumer hardware, and subscription services, partially due to higher MG revenue recognized in the prior year. These impacts were partially offset by continued growth in IPTV solutions.

The overall decrease was partially mitigated by an increase of $11.7 million in Connected Car revenue, primarily from higher MG and licensing revenue related to HD Radio. This was offset in part by a decline in Audio Solutions revenue, reflecting the absence of certain MG revenue recognized in the prior year.

Operating Expenses

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Cost of revenue, excluding depreciation and amortization of intangible assets	$29,078	$27,484	$1,594	6%
Research and development	29,923	53,627	(23,704)	(44)%
Selling, general and administrative	42,536	56,483	(13,947)	(25)%
Depreciation expense	3,470	2,918	552	19%
Amortization expense	7,987	10,934	(2,947)	(27)%
Total operating expenses	$112,994	$151,446	$(38,452)	(25)%

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Cost of revenue, excluding depreciation and amortization of intangible assets	$92,226	$86,193	$6,033	7%
Research and development	99,255	149,189	(49,934)	(33)%
Selling, general and administrative	132,376	165,938	(33,562)	(20)%
Depreciation expense	9,823	9,780	43	0%
Amortization expense	26,853	33,015	(6,162)	(19)%
Total operating expenses	$360,533	$444,115	$(83,582)	(19)%

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

Cost of revenue, excluding depreciation and amortization of intangible assets, for the three months ended September 30, 2025 was $29.1 million, as compared to $27.5 million in the same period of the prior year, an increase of $1.6 million, or 6%. The increase was primarily driven by higher third-party royalty expenses and increased personnel-related costs.

Cost of revenue, excluding depreciation and amortization of intangible assets, for the nine months ended September 30, 2025 was $92.2 million, as compared to $86.2 million in the same period of the prior year, an increase of $6.0 million, or 7%. The increase was primarily driven by higher costs associated with advertising revenue, third-party royalties, and personnel-related expenses, partially offset by cost reductions resulting from the AutoSense Divestiture and the Perceive Transaction.

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

Research and development expense for the three months ended September 30, 2025 was $29.9 million, as compared to $53.6 million in the same period of the prior year, a decrease of $23.7 million, or 44%. The decrease was primarily driven by lower R&D spend resulting from the Perceive Transaction, lower SBC expense, and reductions in R&D employee headcount.

Research and development expense for the nine months ended September 30, 2025 was $99.3 million, as compared to $149.2 million in the same period of the prior year, a decrease of $49.9 million, or 33%. The decrease was primarily driven by lower R&D spend in the AutoSense in-cabin safety business and related imaging solutions following the AutoSense Divestiture, lower expenses resulting from the Perceive Transaction, lower SBC and bonus expenses, and reductions in R&D employee headcount.

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

Selling, general and administrative expenses for the three months ended September 30, 2025 were $42.5 million, as compared to $56.5 million in the same period of the prior year, a decrease of $14.0 million, or 25%. The decrease was primarily attributable to reduced employee headcount, lower SBC expense, and a decrease in certain one-time transaction costs.

Selling, general and administrative expenses for the nine months ended September 30, 2025 were $132.4 million, as compared to $165.9 million in the same period of the prior year, a decrease of $33.5 million, or 20%. The decrease was primarily attributable to reduced employee headcount, lower SBC and bonus expenses, and a decrease in certain one-time transaction costs.

Stock-based Compensation

The following table sets forth our SBC expense for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue, excluding depreciation and amortization of intangible assets	$883	$822	$2,771	$2,424
Research and development	2,783	5,225	10,397	15,389
Selling, general and administrative	5,974	9,202	18,901	27,496
Total stock-based compensation expense	$9,640	$15,249	$32,069	$45,309

We recognized SBC expense from restricted stock units (“RSUs”) and purchases made under our employee stock purchase plan (“ESPP”). The decreases of $5.6 million and $13.2 million in SBC expense for the three and nine months ended September 30, 2025, respectively, when compared to the same periods of the prior year, was primarily driven by RSUs granted over time at lower valuations, lower expense for performance-based restricted stock units and reduced employee headcount.

Depreciation Expense

We recognized depreciation expense for certain equipment, capitalized internal-use software, leasehold improvements, and buildings and improvements. Depreciation expense for the three months ended September 30, 2025 was $3.5 million, as compared to $2.9 million in the same period of the prior year, an increase of $0.6 million, or 19%. The increase was primarily driven by increased capitalized internal-use software costs over the past 12 months.

Depreciation expense for the nine months ended September 30, 2025 was $9.8 million, which was consistent with the $9.8 million recorded in the same period of the prior year.

Amortization Expense

We recognized amortization expense for certain intangible assets we acquired in business combinations that are recognized separately from goodwill. For the three and nine months ended September 30, 2025, amortization expense decreased by $2.9 million and $6.2 million, or 27% and 19%, respectively, as compared to the same periods of the prior year. The decreases were primarily due to certain intangible assets becoming fully amortized over the past 12 months.

As a result of intangible assets we acquired in previous mergers and acquisitions, we anticipate that amortization expenses will continue to be a significant expense over the next several years. See Note 7—Intangible Assets, Net of the Notes to Condensed Consolidated Financial Statements (Unaudited) for additional detail.

Interest and Other Income, Net

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Interest and other income, net	$821	$2,379	$(1,558)	(65)%

Interest and other income, net, was lower in the three months ended September 30, 2025, as compared to the same period in the prior year, principally due to foreign currency transaction losses recognized in the third quarter of 2025.

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Interest and other income, net	$4,863	$4,711	$152	3%

The change in interest and other income, net, in the nine months ended September 30, 2025, as compared to the same period in the prior year, was not material.

Interest Expense—Debt

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Interest expense - debt	$(761)	$(756)	$(5)	1%

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Interest expense - debt	$(2,252)	$(2,252)	$—	—

The interest expense on our debt remained constant in the three and nine months ended September 30, 2025, when compared to the same periods in the prior year.

Gain on Divestiture

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Gain on divestiture	$—	$22,934	$(22,934)	(100)%

As disclosed in Note 6—Divestitures of the Notes to the Condensed Consolidated Financial Statements (Unaudited), we completed the AutoSense Divestiture on January 31, 2024 and streamlined our business, further enhancing our focus on entertainment markets. Upon the completion of the AutoSense Divestiture, we recognized a pre-tax gain of $22.9 million during the nine months ended September 30, 2024.

We did not have any divestitures during the three and nine months ended September 30, 2025.

Provision for Income Taxes

For the three and nine months ended September 30, 2025, we recorded an income tax expense of $4.8 million and $12.9 million on a pretax loss of $1.3 million and $26.3 million, respectively; which resulted in an effective tax rate of (369.0)% and (49.1)%, respectively. The income tax expense for the three and nine months ended September 30, 2025 was primarily related to foreign withholding taxes and foreign income taxes.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the U.S. The OBBBA did not materially impact our effective tax rate or cash flows in the three and nine months ended September 30, 2025.

Liquidity and Capital Resources

The following table presents selected financial information related to our liquidity and significant sources and uses of cash and cash equivalents as of and for the periods presented:

	As of
	September 30, 2025	December 31, 2024
	(dollars in thousands)
Cash and cash equivalents	$96,784	$130,564
Current ratio(1)	2.4	1.6

(1)
The current ratio is a liquidity ratio that measures our ability to pay short-term obligations or those due within one year. The ratio is calculated by dividing current assets by current liabilities.

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(4,615)	$(56,569)
Net cash used in investing activities	$(14,607)	$(12,863)
Net cash used in financing activities	$(14,558)	$(12,316)

Our primary liquidity and capital resources are our cash and cash equivalents and borrowings available under an accounts receivable securitization program (the “AR Facility”) with PNC Bank, National Association (“PNC”). Cash and cash equivalents were $96.8 million at September 30, 2025, a decrease of $33.8 million from $130.6 million at December 31, 2024. This decrease resulted primarily from cash used in operations of $4.6 million, $50.0 million in repayment of the Vewd Software Holdings Limited (“Vewd”) senior unsecured promissory note, $14.6 million of capital expenditures, including capitalized internal-use software costs, and $6.6 million in payments of withholding taxes on net share settlement of equity awards, partially offset by $3.3 million in proceeds from the issuance of common stock under our ESPP, and $40.0 million in loan proceeds borrowed under the AR Facility with PNC. For detailed information regarding the repayment of the Vewd debt and the AR Facility, refer to “Long-Term Debt Financing” below.

For information about our material cash requirements, see “Liquidity and Capital Resources” in Part II, Item 7 of our Form 10-K. Our cash requirements have not changed materially since December 31, 2024.

Stock Repurchase Program

In April 2024, our Board of Directors (the “Board”) authorized the repurchase of up to $100.0 million of our common stock (the “Program”). Under the Program, we may make repurchases, from time to time, through open market purchases, block trades, privately negotiated transactions, accelerated share repurchase transactions, or other means. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases under the Program. As of September 30, 2025, we have repurchased a total of approximately 2.2 million shares of common stock, since inception of the Program, at an average price of $9.23 per share for a total cost of approximately $20.0 million. We did not repurchase any common stock during the nine months ended September 30, 2025. As of September 30, 2025, the total remaining amount available for repurchase was $80.0 million. We may continue to execute authorized repurchases from time to time under the Program. There is no guarantee that such repurchases under the Program will enhance the value of our common stock.

Cash Flows

Cash Flows from Operating Activities

Net cash used in operating activities was $4.6 million for the nine months ended September 30, 2025, primarily due to our net loss of $39.3 million being further adjusted by $32.8 million of changes in operating assets and liabilities, including payment of employee annual bonuses for 2024 performance, partially offset by non-cash items such as SBC expense of $32.1 million, amortization of intangible assets of $26.9 million, and depreciation expense of $9.8 million.

Net cash used in operating activities was $56.6 million for nine months ended September 30, 2024, primarily due to our net loss of $63.8 million being further adjusted by $55.6 million of changes in operating assets and liabilities, including payment of employee annual bonuses for 2023 performance, an increase of $43.5 million in unbilled contracts receivable, and $22.9 million of a non-cash gain recognized from the AutoSense Divestiture, partially offset by non-cash items such as SBC expense of $45.3 million, amortization of intangible assets of $33.0 million, and depreciation expense of $9.8 million.

Cash Flows from Investing Activities

Net cash used in investing activities was $14.6 million and $12.9 million for the nine months ended September 30, 2025 and 2024, respectively, which was primarily related to capital expenditures, including capitalized internal-use software.

Capital Expenditures

Our capital expenditures for property and equipment consist primarily of capitalized internal-use software, purchases of computer hardware and software, information systems, and production and test equipment. We expect capital expenditures in 2025 to be approximately $20.0 million. These expenditures are expected to be paid with existing cash and cash equivalents. Current expectations may not be realized, and plans may be revised following a reevaluation of our capital expenditure requirements.

Cash Flows from Financing Activities

Net cash used in financing activities was $14.6 million for the nine months ended September 30, 2025, primarily due to the $50.0 million voluntary repayment of the Vewd senior unsecured promissory note, and $6.6 million in payment of withholding taxes related to net share settlement of equity awards, partially offset by $40.0 million in loan proceeds borrowed under the AR Facility with PNC and $3.3 million in proceeds from the issuance of common stock under our ESPP.

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

Upon entering into the RF Agreements on February 21, 2025, we borrowed $40.0 million under the AR Facility and selected the monthly Term SOFR Rate (as defined in the RFA). The RF Agreements contain various covenants that we believe are usual and customary. The interest payments on the AR Facility debt, exclusive of the debt issuance costs and related amortization, are expected to be approximately $2.6 million for the next 12 months and may vary with changes in interest rates. As of September 30, 2025, we were in compliance with the covenants under the RF Agreements. For more information on our AR Facility, see Note 8—Debt and Receivables Securitization.

Restructuring Activities

On November 1, 2025, we approved a restructuring plan to reduce our global workforce by approximately 250 employees. We estimate to incur between $16.0 million and $18.0 million of restructuring and related charges, substantially all of which consists of employee severance and related costs. We anticipate to complete the payout of substantially all the restructuring and related charges by the end of the first half of 2026.

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

We may supplement our short-term liquidity needs with access to capital markets, if necessary, and strategic cost savings initiatives. Our access to capital markets may be constrained and our cost of borrowing may increase under certain business and market conditions, and our liquidity is subject to various risks including the risks identified in “Risk Factors” included in Part I, Item 1A of our Form 10-K and Part II, Item 1A of this Quarterly Report.

Critical Accounting Estimates

During the nine months ended September 30, 2025, there were no significant changes in our critical accounting estimates. For a discussion of our critical accounting estimates, see Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K.

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

Interest Rate Risk

We are exposed to changes in interest rates related to our RFA. As of September 30, 2025, we had outstanding indebtedness in the amount of $40.0 million under the AR Facility that was subject to variable interest rates, based on the secured overnight financing rate (“SOFR”). Changes in economic conditions outside of our control could result in higher interest rates, thereby increasing our interest expense and reducing the funds available for capital investment, operations or other purposes. Assuming no change in our outstanding indebtedness, we estimate that a 1% increase in the applicable SOFR interest rate would result in an annual increase in our interest expense of approximately $0.4 million. Any significant increase in our interest expense could negatively impact our results of operations and cash flows. If the U.S. Federal Reserve raises its benchmark interest rate, any increases would likely impact the borrowing rate on our outstanding indebtedness, and increase our interest expense, comparably.

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

Our restructuring plan and cost-reduction efforts may not be successful.

In November 2025, we commenced a company-wide restructuring plan intended to improve cost efficiency and better align our operating structure with long-term strategies, current opportunities and market conditions, which involved the termination of approximately 250 employees globally. The implementation of this plan may be disruptive to our operations, result in higher than anticipated restructuring charges, including severance and related costs, and otherwise adversely affect our results of operations and financial condition, and may not generate the expected savings or other benefits intended by management. Additional risks associated with the continuing impact of the restructuring activities include employee attrition, the ability to hire new employees in the future, diversion of management attention, and adverse effects on employee morale. In addition, our ability to complete this plan and achieve the anticipated benefits from it within the expected time frame, or at all, is subject to management’s estimates and assumptions and may vary materially from our expectations, including as a result of factors that are beyond our control. If we do not realize the expected benefits of this plan on a timely basis, or at all, our business, results of operations and financial condition could be adversely affected. Furthermore, following completion of this plan, our business may not be more efficient or effective than prior to the implementation of such plan.

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

Any one or more of the above factors may adversely affect our international operations and could significantly affect our business, financial condition, results of operations and cash flows. For example, the United States has indicated a shift in its trade policy, including renegotiating or terminating existing trade agreements and leveraging tariffs. Beginning in April 2025, the U.S. imposed additional tariffs on imports from China, announced both reciprocal and sector-specific tariffs on imports from other countries, and may implement new reciprocal tariff rates in the future. These additional tariffs or any future tariffs, as well as a government’s adoption of “buy national” policies or retaliation by another government against such tariffs or policies, have introduced significant uncertainty into the market and may strain global supply chain that we depend on, and may adversely affect the prices of and demand for the products that include our technologies, which could have a negative impact on the Company’s results of operations. Furthermore, a decrease in discretionary consumer and corporate spending, including as a result of price increases stemming from the imposition of tariffs on foreign imports, could result in a reduction in the purchases of TVs, automobiles and consumer electronic devices, and could cause an ensuing reduction in our monetization revenue.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable.

(b) Not applicable.

(c) Purchases of Equity Securities by Issuer and Affiliated Purchasers.

We did not repurchase shares of our common stock during the three months ended September 30, 2025.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) None.

(c) Securities Trading Arrangements of Directors and Section 16 Officers.

During the quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Exhibit Title

2.1*

Asset Purchase Agreement by and among Xperi Inc., Perceive Corporation and Amazon.com Services LLC, dated August 14, 2024 (Incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2024).

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

3.3

Amended and Restated Bylaws of Xperi Inc. (as amended and restated on August 6, 2024) (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2024).

10.1

Amended and Restated Form of 2022 Restricted Stock Unit Award Agreement of Xperi Inc. dated July 24, 2025 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2025).

10.2

Amended and Restated Form of 2022 Performance-Based Restricted Stock Unit Award Agreement of Xperi Inc. dated July 24, 2025 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2025).

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

Dated: November 6, 2025

XPERI INC.

By:	/s/ Robert Andersen
Robert Andersen Chief Financial Officer