Form 10-K
period 2025-12-31
Xperi Inc.
filed 2026-02-26
CIK 1788999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $357.9 million, based on the closing price of $7.91 for shares of the registrant's common stock as reported for such date by the New York Stock Exchange.

The number of shares outstanding of the registrant’s common stock as of February 16, 2026 was 46,969,801.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for the registrant’s 2026 Annual Meeting of Stockholders will be filed with the Commission within 120 days after the close of the registrant’s 2025 fiscal year and are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

XPERI INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2025

Cautionary Statement Regarding Forward-Looking Statements

This annual report on Form 10-K (this “Annual Report”) contains forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” “may,” “will,” “intends,” “potentially,” “projects,” “targets” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements that relate to our future revenue, product development, market growth and demand, acceptance and market share, growth rate, competitiveness, gross margins, levels of research, development and other related costs, expenditures, tax expenses, cash flows, our management’s plans and objectives for our current and future operations, expectations regarding media consumption, the levels of customer spending or research and development activities, risks related to new, increased, reciprocal or retaliatory tariffs, interest rate risks, the impact of any acquisitions or divestitures on our financial condition and results of operations, general economic conditions, our repurchase program, capital expenditure plans, the sufficiency of financial resources to support future operations and capital expenditures, and our restructuring plan and related charges, anticipated cost savings and other effects.

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

Market and Industry Data

Unless otherwise indicated, information contained in this Annual Report concerning our industry and the markets in which we operate, including our general expectations, statistics and market opportunity, is based on our management’s estimates and research, as well as industry and general publications and research, surveys and studies conducted by third parties. We believe the information from these third‑party publications, research, surveys and studies included in this Annual Report is reliable. Management’s estimates are derived from publicly available information, their knowledge of our industry and their assumptions based on such information and knowledge, which we believe to be reasonable. This data involves a number of assumptions and limitations which are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in this Annual Report under Part I, Item 1A. “Risk Factors.” These and other factors could cause our future performance to differ materially from our assumptions and estimates.

Summary of Risk Factors

We are providing the following summary of the risk factors contained in this Annual Report on Form 10-K to enhance the readability and accessibility of our risk factor disclosures. This summary does not address all the risks that we face. We encourage you to carefully review the full risk factors contained in this Annual Report on Form 10-K in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. The primary categories by which we classify risks include those related to: (i) our business, (ii) cybersecurity, reliability and data privacy, (iii) intellectual property, (iv) macroeconomic conditions, (v) financial matters, (vi) regulatory and legal matters, (vii) our Separation from Adeia Inc. (our “Former Parent”), and (viii) ownership of our common stock. Set forth below within each of these categories is a summary of the principal factors that make an investment in our common stock speculative or risky.

Risks Related to Our Business Operations

•
our ability to develop and timely deliver innovative technologies and services;
•
the highly competitive nature of our industry;
•
our monetization strategy may not be successful;
•
our ability to develop, maintain, and expand key relationships with manufacturers of TV and other streaming devices, Pay-TV operators, and content publishers;
•
our ability to manage our disparate business operations efficiently;
•
our ability to generate revenue from royalty- and advertising-based revenue models;
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
•
our need to raise additional debt or equity capital in order to pursue our business objectives or respond to opportunities, challenges, or unforeseen circumstances;
•
our restructuring plan and cost-reduction efforts may not be successful;

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

Risks Related to Financial Matters

•
risks associated with the financial instruments we hold;
•
the potential impairment of our intangible assets, which may require us to record a significant change to earnings;

Risks Related to Regulatory and Legal Matters

•
enactment of or changes to government regulation or laws related to our internet, video, advertising or other areas of our business;
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

PART I

Item 1. Business

Corporate Information

The principal executive offices of Xperi Inc. (“we,” “our,” the “Company,” or “Xperi”) are located at 2190 Gold Street, San Jose, California 95002 USA. Our telephone number is +1 (408) 519-9100. We maintain a corporate website at www.xperi.com. The reference to our website address does not constitute incorporation by reference of the information contained on this website. Xperi, the Xperi logo, TiVo, the TiVo logo, DTS, the DTS logo, DTS HD, DTS Audio Processing, DTS:X Ultra, DTS Virtual:X, DTS Headphone:X, DTS Play-Fi, DTS:X, HD Radio, DTS AutoStage, DTS AutoStage Video Service Powered by TiVo, TiVo OS and TiVo+ are trademarks or registered trademarks of Xperi or its affiliated companies in the United States and other countries. All other company, brand and product names may be trademarks or registered trademarks of their respective companies.

Overview

We are a leading media and entertainment technology company. Our technologies are integrated into consumer devices, connected cars, and a variety of media platforms worldwide, enabling our unique audiences to connect with entertainment content in a more intelligent, immersive, and personal way. As our audiences engage with content on our platform, we operate a global, cross-screen advertising solution that enables brands to reach millions of engaged consumers across our rapidly expanding digital entertainment ecosystem, driving increased value for our partners, customers, and consumers. We operate in one reportable business segment and group our revenue into four categories: Pay-TV, Consumer Electronics, Connected Car and Media Platform. Headquartered in Silicon Valley with operations around the world, we have approximately 1,460 employees and more than 35 years of operating experience.

In November 2025, we approved a restructuring plan designed to improve cost efficiency and better align our operating structure with our long-term strategies and prevailing market conditions that included a reduction of approximately 250 employees across all business and functional areas. For further information, refer to Note 15—Restructuring Activities of the Notes to Consolidated Financial Statements.

Market Opportunity

Consumer behaviors around media consumption are undergoing a significant transformation, driven by new platforms for content delivery, greater content diversity, and an increase in time spent consuming video content. Video content delivery is rapidly shifting from linear broadcast to over-the-top streaming platforms, impacting not just how users consume content, but also the ad-supported programming ecosystem and commercial model. Our technologies sit at the forefront of this transformation, enhancing experiences where consumers spend the most time – in their homes and in their cars.

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
•
Advertising Monetization: The shift to streaming has not only impacted user needs for entertainment devices but also disrupted the ad-based programming model that was centered on linear TV programming. While delivering ad-based programming to streaming audiences has presented new challenges, it has also created opportunities for advertisers to deliver personalized, highly relevant, and targeted ad content to a rapidly growing audience. Since the majority of video advertising dollars are currently allocated toward linear TV, we believe the streaming advertising market is positioned for significant growth in the next 3 to 5 years as advertisers continue to follow the viewing audience as it shifts viewing habits from traditional linear television to streaming. At the same time, there is a new set of industry participants that are looking for ways to monetize the ad-based streaming video ecosystem, including consumer electronics manufacturers, Smart TV OEMs, automotive manufacturers, and video-over-broadband (“IPTV”) operators that have historically not participated in the streaming advertising value chain. Thus, we believe there is a significant market opportunity for an independent media platform that enables participants to monetize their products through recurring revenue streams across the lifecycle of the device rather than just a one-time monetization opportunity at the point-of-sale.

•
Market Need for an Independent Media Platform: Roughly half of all Smart TVs each year are shipped into Western Europe and North America by leading electronics manufacturers who do not currently support the technology, content, and monetization capabilities of a proprietary Smart TV OS and streaming media platform. The same situation is also true for automotive manufacturers. This creates a unique opportunity for an independent media platform that allows Smart TV OEMs to brand the experience to maintain the customer relationship, provide the necessary scale to secure top content streaming providers, and participate in the long-term monetization throughout the typical 5- to 7-year lifecycle of TV ownership.
•
Increasing Consumption of Video Content: Average U.S. weekly video viewing of 43 hours remains relatively consistent for the past three years, up from an average of 38 hours per week in 2015, driven by a number of factors, including increased availability of content catering to various consumer tastes and preferences, new platforms for consumption such as personal devices (e.g., mobiles and tablets), and disruption from the COVID-19 pandemic. Consumers are increasing their spend on entertainment devices and services that deliver superior experiences and simplify the consumption of content across multiple platforms and devices. TechInsights estimates revenue from the shipment of these platforms and devices in North America alone (including TVs, Smartphones, Tablets and PCs, Streaming Media Players, connected Blu-Rays players, and Video Game consoles) to surpass $268 billion in 2025 and continue to grow by 1.5% year-over-year to 2028.
•
Growing Connectivity in Cars and the Future of Semi-Autonomous and Autonomous Vehicles: As the automobile dashboard interface becomes more integral to the in-car experience, purchasing a car for its infotainment capabilities starts to move up the list of purchase considerations for car buyers. A McKinsey survey in 2024 reported that over a third of consumers across multiple automotive segments report they are eager to switch to cars with increased connectivity. In the EV segment, this interest increases to over half of consumers. Autonomous and semi-autonomous driving technologies have made significant progress over the last several years and passenger cars are increasingly being fitted with autonomous driving features. As these driving technologies become mainstream, the expectation is that automobiles will become a more common place for media consumption. Over time, we believe consumers will place significant importance on the quality of media delivery and will expect the media quality in the car to be comparable to that of their living room including access to streaming video and interactive gaming solutions.

Strategy

Our business focuses on creating extraordinary experiences at home and on the go for millions of consumers around the world, elevating content and how audiences connect with entertainment in a way that is more intelligent, immersive, and personal:

•
Pay-TV: We transform the traditional linear television user experience from multichannel video programming distributors (“MVPDs”) through a cloud-based immersive, intuitive, and hyper-personalized solution. Our iconic user experience, with enhanced imagery and relevant, personalized recommendations, enables consumers to navigate the entertainment they want to watch in an enjoyable and engaging experience across their favorite devices at home and on the go.
•
Consumer Electronics: We invent and deliver audio technologies to be deployed across ecosystems in support of consumers enjoying an extraordinary entertainment or gaming experience from the living room, desktop, or on the go. We continue to develop and evolve our DTS audio technologies, leveraging our content insight and artificial intelligence (“AI”) capabilities, to deliver immersive audio with enhanced device playback solutions that solve end user issues such as loudness and dialogue clarity.
•
Connected Car: We seek to transform the automotive experience with a content-oriented multimedia experience, driven by personalization to the connected car. Our solutions immerse drivers and passengers in more of their favorite audio and video content, and also enable high-quality, subscription-free digital radio. With vehicle safety systems improving and consumer content choice growing in the home, expectations around consuming content become more demanding. We are innovating to create the dashboard of the future, striving to accommodate more types of entertainment, from audio, video, gaming and more to create a compelling entertainment experience in the car.
•
Media Platform: We believe we are strongly positioned as an independent media platform in several ways: we generate recurring revenue by monetizing viewership throughout a device’s lifespan, we provide the necessary scale to secure top content streaming providers, and we allow Smart TV OEMs to brand the user experience and maintain the customer relationship. Our platform strives to create strong viewer engagement through an unbiased, personalized, content-first user experience, combining both traditional broadcast TV and streaming services that makes it easy to find, watch and enjoy content across fragmented streaming ecosystems. By creating an environment where users search less and watch more, we enable content producers to grow their audiences and consumer brands to increase exposure to their marketing campaigns over time. Our solutions allow advertisers and media entertainment providers to connect with highly engaged audiences they cannot as easily reach on other platforms. Our footprint includes millions of traditional linear TV households, where we deterministically capture viewership and ad exposure data in the home and apply that data to increase value for our partners and ourselves.

Pay-TV

Within Pay-TV, we deliver a range of User Experience (“UX”) solutions servicing Pay-TV operators on a worldwide basis with products that address the evolving user experience around TV content consumption, creating a truly unified media experience. We integrate broadband internet-delivered video directly into the consumer’s primary video consumption platform to provide universal search, discovery, and consumption regardless of where the content originates. Our solutions make it easy for consumers to find, watch, and enjoy content. The following are some of the key solutions we license to operators.

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

TiVo IPTV The TiVo IPTV Service is our most advanced platform, offering a fully integrated, cloud-based solution that powers the TiVo client software which operates on set-top-boxes (“STBs”) in consumer homes, as well as applications that operate on third-party software platforms such as iOS and Android that power tablets, smartphones, Smart TVs, streaming devices such as Apple TV and Android TV, and traditional IPTV set-top boxes. Our IPTV solution supports multiple services and applications, such as TV programming, broadband streaming video content, digital music, photos and other media experiences. Our latest generation UX includes a new look and feel, and our latest IPTV platform integrates all of our most advanced technologies and solutions, including advanced cross-platform conversational voice search, personalized recommendations, predictions and insights, rich video metadata, robust data collection and new back-office capabilities.

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

Video Metadata Our metadata products are a critical component of delivering an interactive entertainment experience. We offer one of the industry’s most comprehensive metadata libraries, including linear and streaming television, sports, movies, digital-first, and celebrities. Our focus on quality, robustness and consistent international depth has made us a recognized leader in entertainment metadata services worldwide.

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

Legacy TiVo DVR Subscriptions We offer direct-to-consumer retail TiVo DVR subscriptions primarily in the United States. The TiVo Service Platform enables third-party set-top-boxes that support a combination of certain digital and analog broadcast, cable, internet TV, streaming and VOD services. Consumers typically pay us a per-device, per month fee for TiVo DVR subscriptions.

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
•
we provide broadcast delivery of television programming data and advertising to UX customers on TVs or set-top-boxes in major European markets, in Japan, and in North America; we also deliver similar programming and advertising data via the internet;
•
we support our customers with porting and engineering services to ensure our interactive program guides and DVRs operate properly; and
•
we provide customer care to resolve data, advertising, and consumer functional issues.

Consumer Electronics

Within Consumer Electronics, we provide technology solutions delivered to our customers to enhance their entertainment experience in the home and on-the-go. Below are some of the key solutions we license:

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

Connected Car

Connected Car has two main categories based on the products delivered to our customers: HD Radio and DTS AutoStage.

HD Radio HD Radio is the only digital terrestrial broadcast system approved by the FCC for AM/FM radio in the United States, offering additional channels, crystal-clear sound and advanced data services with no subscription fees. HD Radio enables a high-quality in-vehicle radio experience with innovative features and digital capabilities such as real time traffic and weather updates.

HD Radio is supported by more than 2,900 radio stations offering over 5,000 digital audio broadcasts, including 97 of the 100 largest stations in the United States, and is incorporated into vehicles from all major car manufacturers selling in North America, including Acura, Audi, BMW, Ford, Honda, Hyundai, Kia, Lexus, Mazda, Tesla, Toyota, and Volkswagen, among others.

DTS AutoStage DTS AutoStage is a comprehensive automotive infotainment offering, integrating our DTS premium audio solution, TiVo video platform, leading metadata capabilities, and legendary search and discovery algorithms to provide a vastly improved in-cabin entertainment experience. DTS AutoStage is a global system that enables car makers to use a single platform to deliver an enhanced infotainment experience for connected cars. Daimler launched the first series of automobiles featuring the DTS AutoStage platform in September 2020, followed by numerous vehicle brands including BMW, Ford, Hyundai, Tesla and others. There are now over 14 million vehicles on the road with the solution.

In 2023, BMW Group launched the deployment of the DTS AutoStage Video Service Powered by TiVo, across various models in the United States, Great Britain, Germany, France, Italy, Spain, Japan and South Korea. This video service brings an award-winning, content-first experience to the connected car, delivering premium content across live TV, news, sports, movies and more. BMW launched the first series of automobiles featuring AutoStage video service in fall of 2023 and integrated this service into additional makes and models in 2024; Audi launched in Japan in 2025, and Mercedes Benz launched for new vehicles in January 2026.

Media Platform

Media Platform provides the technology required to enable consumers to find, watch, and enjoy their favorite media entertainment on connected devices, while at the same time, providing us the opportunity to monetize this consumer engagement. We license proprietary technology and services through our independent media platform that connects advertisers and entertainment producers to unique audiences they cannot as easily reach on other platforms.

Media Platform includes the TiVo Operating System (“OS”) and the Smart TVs and connected cars that leverage TiVo OS, the associated monetization services across our platforms through the TiVo One ad platform, and our TV middleware solutions.

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

Devices – TiVo OS for TV

TiVo OS for TV is a Linux-based Smart TV operating system that leverages TiVo OS technologies, features, and capabilities. The TiVo OS platform for Smart TVs launched in 2023 with our first Smart TV original equipment manufacturer (“OEM”) partner Vestel. Since announcing Vestel as our initial TiVo OS partner, we have announced additional design wins with major TV companies such as Sharp, Panasonic, Skyworth, and Thomson, and have a total of ten Smart TV companies under contract, including three TV OEMs for the US market. TiVo OS for TVs is licensed to Smart TV companies and includes the ability to monetize all or part of the end-user content engagement over the life of the device. For Tier 2 and Tier 3 Smart TV OEMs, TiVo OS provides an opportunity to participate in the fast-growing connected TV monetization value chain with scale and cross-platform end-user insight.

Devices – TiVo OS for Car

TiVo OS for Car is a modified version of the Linux-based TiVo Smart TV operating system designed specifically for the automotive space. This solution is an optional feature available through our DTS AutoStage offering, known as DTS AutoStage Video Service Powered by TiVo. Our first design win was announced in 2022 with BMW and went into production in the fall of 2023, providing a living room-like experience through the display screen in the dashboard of the vehicle. We have also launched with Mercedes Benz, and have other European and Japanese OEM design wins coming to market soon while actively pursuing additional opportunities.

Monetization - TiVo OS

By December 31, 2025, we reached a significant milestone of over five million TiVo One monthly active users, reflecting growth of more than 250% from December 31, 2024. We believe this significant monthly active user growth validates our underlying media platform strategy and creates the opportunity for significant TiVo OS monetization and shareholder value.

TiVo OS is primarily monetized through video or display advertisement impressions; subscription VOD, Pay-TV service bounties, and revenue shares; TV viewership data licensing; off-platform connected TV ads; and other opportunities on device clients that connect to and leverage TiVo OS.

As the footprint of devices using TiVo OS grows, we expect to monetize the devices through the following methods:

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

Monetization – Advertising Solutions

We provide advertisers with nationwide or regionally-targeted advertising on our various owned or operated devices. Advertisers place ads in a variety of display formats in both traditional linear television and digital advertising for internet delivered content, seamlessly incorporated into the user interface. Using our TiVo One advertising platform, we also target content promotions as “paid search” by directly including the sponsored content in the user interface’s recommended content carousel. We work with service providers bundling their non-TiVo advertising inventory with our native inventory, thereby giving us a more significant national footprint.

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

Our platform faces competition from companies such as Synamedia, MediaKind, Kudelski, Enghouse Systems Limited, and from solutions developed by multiple system operators such as Comcast and Liberty Global plc, which have created competing products that provide user interface software for use on set-top-boxes, consumer electronics, and mobile devices. Such companies may offer more economically attractive agreements to service providers and consumer electronics manufacturers by bundling multiple products together, including content and advertising. We face competition for our Pay-TV product offerings from customers who choose to build their own interactive program guide and DVR solutions. We believe that we provide a strong alternative to “do-it-yourself” solutions, as we have innovative, high-quality products ready to be implemented, with DVR, integrated data distribution infrastructure and content, as well as third-party services (such as VOD services). We differentiate our products by continuing to integrate our broad portfolio of products into a suite of solutions and services for our customers. We believe our solutions accelerate our customers’ time to market, are superior to “do-it-yourself” solutions, and can be deployed at a lower cost than internally-built products.

In video metadata, we compete with other providers of entertainment-related content metadata such as Gracenote (a subsidiary of Nielsen Holdings plc), as well as a number of local metadata providers. While we do not believe our competitors’ metadata sets offer the same comprehensive breadth of focus on media exploration, discovery, and management in as many regions of the world as we do, we do believe they present competition to our metadata business for each of their areas of focus.

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

Media Platform

The competition we face for digital advertising and media, entertainment promotional spending, as well as data licensing, is intense and rapidly evolving. Many of our competitors have larger resources and brand recognition, user bases or viewer engagement, and more established relationships with advertisers and/or experience in the digital advertising industry than we do. We believe our differentiated content discovery experience, growing footprint of TiVo OS Smart TVs, and access to unique viewership data position us to attract advertising partners and data licensees seeking alternatives to larger platforms.

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

TV Audience Data. We collect and analyze audience research data in an area where companies such as comScore, Inc. and Nielsen Holdings plc and other online data analytics companies compete for research spend from advertisers, advertising agencies and television networks. Other large companies are also focusing resources in this area including Comcast, Meta Platforms Inc. (Facebook) and Alphabet, Inc.’s Google business. Many of our existing customers are investing in platforms to enable their businesses with these capabilities. In this fast-expanding connected TV advertising market, we believe our cross-platform data insight from Pay-TV Electronic Program Guides, IPTV, Automotive and TiVo OS households will allow us to create and promote a unique and compelling offering for advertisers.

Over time, we expect to see new competitors and other competing technologies emerge.

Intellectual Property Portfolio

We operate in an industry in which innovation, investment in new ideas and protection of our intellectual property rights are critical for success. We protect our innovations and inventions through a variety of means, including, but not limited to, applying for patent, copyright, and trademark protection domestically and internationally, and protecting our trade secrets. As of December 31, 2025, we held approximately 465 United States issued patents and 42 patent applications, as well as approximately 449 foreign issued patents and 80 patent applications. The last of the issued patents to expire is in 2044.

Research & Development

As demonstrated by our portfolio of industry-recognized, widely-deployed advanced technologies, we have a long track record of innovating in the fields of audio and video discovery. We believe that ongoing investment in research and development (“R&D”) is required for us to remain competitive in the markets we serve.

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

The privacy regulatory landscape has been changing rapidly, and we may become subject to new privacy or cybersecurity laws and regulations in the U.S. and internationally. Such laws and regulations could affect our ability to process personal data (in particular, our ability to use personal data for purposes such as monetization, risk or fraud avoidance, and targeted marketing or advertising, or otherwise to process personal data about end-users and/or customers and their behavior), our ability to control our costs by using certain vendors or service providers, or our ability to offer certain services in certain jurisdictions. For example, among other measures, the California Consumer Privacy Act (“CCPA”) requires covered businesses to provide disclosures to California consumers, provide consumers with the right to opt-out of certain sales of personal information and the disclosure of personal information for cross-context behavioral advertising, and allows for a private right of action for certain data breaches. We are also subject to international laws associated with data protection, privacy, cybersecurity, artificial intelligence and other aspects of our business in Europe, Asia, and elsewhere in the world, and the interpretation and application of these laws remain uncertain.

Our operations in the European Union (“EU”) are subject to various data protection, data governance, and cybersecurity laws. With respect to data protection, the EU General Data Protection Regulation (“GDPR”), in effect since May 25, 2018, establishes comprehensive requirements for the processing of personal data. The GDPR applies also to organizations outside the EU that process personal data of data subjects residing in the EU. With respect to data governance, the EU Data Act, applicable since September 12, 2025, regulates access to and use of data generated by connected products and related services. It imposes obligations on manufacturers and data holders to share data with users and third parties under certain conditions. With respect to cybersecurity, the EU has introduced various directives and regulations, including the NIS2 Directive (“NIS2”) and the Cyber Resilience Act (“CRA”). NIS2 imposes cybersecurity risk management and incident reporting obligations on entities operating in critical sectors. The CRA establishes mandatory cybersecurity requirements for products with digital elements. These EU regulations are continually evolving and may impose additional restrictions on companies doing business in the EU. Our efforts to comply with these laws may result in increased costs of doing business.

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

The legal and regulatory landscape surrounding AI, machine learning, and automated decision-making processes and similar technologies, including proprietary AI and machine learning algorithms and models (collectively, “AI Technologies”) is rapidly evolving and uncertain. Laws impacting the use of AI Technologies include AI-specific laws, and also laws in the areas of intellectual property, cybersecurity, and privacy and data protection. Compliance with new or changing laws, regulations or industry standards relating to AI may impose significant operational costs and may limit our ability to develop, deploy or use AI Technologies. There is no assurance that we will be able to appropriately respond to this evolving landscape, which may result in legal liability, regulatory action, or brand and reputational harm. In addition, there is uncertainty around the validity and enforceability of intellectual property rights generated through the use of AI Technologies, including tools we use in our product development.

In the United States, service providers have been subject to claims of defamation, libel, invasion of privacy, wiretapping, and other data protection claims, torts, unlawful activity, copyright or trademark infringement, or other theories based on the nature and content of the materials searched and the ads posted or the content generated by users. In addition, several other federal laws could have an impact on our business. For example, the Digital Millennium Copyright Act of 1998 has provisions that limit, but do not eliminate, our liability for hosting or linking to third-party websites that include materials that infringe copyrights or other rights, so long as we comply with the statutory requirements of this act. The Children’s Online Privacy Protection Act restricts the ability of service providers to collect certain information from children under thirteen years of age in certain contexts, and the Protection of Children from Sexual Predators Act of 1998 requires service providers to report evidence of violations of federal child pornography laws under certain circumstances.

We are subject to a number of foreign and domestic laws and regulations that affect companies that import or export software and technology, such as the U.S. export control regulations as administered by the U.S. Department of Commerce.

Compatibility Between Cable Systems and CE Equipment

Beginning in 2003, the Federal Communications Commission (“FCC”) adopted regulations implementing an agreement between cable television system operators and CE manufacturers to facilitate the retail availability of so-called “plug and play” devices that use unidirectional CableCARDs, including digital televisions and other digital devices that enable subscribers to access cable television programming without the need for a set-top-box (“STB”) (but without the ability for consumers to use interactive content). In September 2020, the FCC eliminated rules requiring cable providers to support CableCARD. While the cable industry has continued to provide CableCARDs for third-party devices like ours, we cannot predict the ultimate impact of any new technical equipment regulations on our business and operations. Current FCC regulations no longer prohibit multi-channel video service providers from deploying navigation devices with combined security and non-security functions, and further developments with respect to these issues could impact the availability and/or demand for “plug and play” devices, particularly bi-directional devices and STBs, all of which could affect demand for UXs incorporated in STBs or CE devices. If the cable industry decided to cease providing CableCARD support for TiVo retail customers, recurring monthly retail service fees would be affected as customers would likely cancel the TiVo service on their devices.

Human Capital Resources

The opportunities for our success and growth depend in large part on our ability to attract, develop, and retain a talented and engaged workforce. In particular, we are competing for technical talent and we need to offer not only robust and attractive compensation packages but also provide broad opportunities for our employees to make an impact, grow, and develop. As of December 31, 2025, we had a global talent base consisting of approximately 1,460 full-time employees.

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

We invest in the career growth and skill development of our employees by providing a range of learning opportunities, including face-to-face, virtual, social, and self-directed learning, coaching, and external development. Mid-year and year-end performance reviews are performed to provide structured feedback and identify development needs based on individual and department goals. We also encourage a practice of regular feedback and development. For those in people leader roles, we provide customized leadership & management training and regular leadership & management forums and resources to provide information, support and guidance. We produce bespoke learning materials and toolkits which are accessible via our intranet. We also invest in a global online learning platform where more than 150 courses and programs are offered in a wide range of skill areas, providing development opportunities for employees to become more knowledgeable and effective in their roles. We also provide technical training through an online platform, offering more than 25,000 technical learning programs.

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

Corporate Responsibility

We built our corporate responsibility program around three key focus areas: Culture and Belonging, Resilience, and Community Impact. Xperi intends to publish its corporate responsibility report annually. Our 2024 report is available on the Xperi website.

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

The markets for our products, services and technologies are characterized by an increasingly competitive landscape, rapid change and technological evolution and obsolescence, new and improved product introduction, changing consumer demand, and evolving industry standards. We will need to continue to expend considerable resources on research and development in the future in order to continue to design, deliver and enhance innovative media, entertainment, and audio products, services and technologies. The development of enhanced and new technologies, products, and services is a complex, costly and uncertain process requiring high levels of innovation, highly skilled engineering and development personnel, and the accurate anticipation of technological and market trends. For example, smart TVs powered by TiVo OS, our newer embedded operating system, and cars featuring DTS AutoStage Video Service Powered by TiVo, our newer in-car video service, was introduced to consumers in recent years. If consumers do not adopt and use our products or they do not find our products or their features to be compelling, our future growth and profitability may be negatively impacted. Despite our efforts, we:

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

We expect that our technologies will continue to compete with technologies of internal design groups at competing companies or our customers. Internal design groups at competing companies or our customers create their own audio, entertainment, and media solutions. If these internal design groups introduce unique solutions that are comparable or superior to our technology, they may not license our technology. These groups may design technology that is less expensive to implement or that enables products with higher performance or additional features. Many of these groups have substantially greater resources, greater financial strength and lower cost structures which may allow them to undercut our price. They also have the advantage of access to internal corporate strategies, technology roadmaps and technical information. As a result, they may be able to bring alternative solutions to market more easily and quickly. We face competitive risks across all our businesses, including:

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

Some of our current or future competitors may have significantly greater financial, technical, marketing and other resources than we have, may enjoy greater brand recognition than we do, or may have more experience or advantages than we have in the markets in which they compete. Further, many of the consumer hardware and software products that include our technologies also include technologies developed by our competitors. In order for us to remain competitive, we must price our products and services competitively, and continue to invest significant resources in innovation and product development to enhance our technologies and our existing products and services and introduce new high-quality technologies, products and services to meet the wide variety of market and competitive pressures. We may not be able to invest in innovation and product development at the same level as our competitors. Our ability to generate revenue from our business will suffer if we fail to do so successfully.

Our monetization strategy is relatively new and may not be successful, which could adversely impact our business.

Our Media Platform’s monetization strategy depends on our ability to generate revenue from advertisers, primarily from the sale of digital advertising and related services, media and entertainment promotional spending, and viewing of free ad-supported programming. Our success will depend on our ability to increase the number of active users, the corresponding number of content hours that are viewed by them, and the amount of free ad-supported content viewed by them, as well as to license viewership data. As the user base grows and we increase the amount of content offered and viewed by users, we will need to effectively monetize the user base based on their viewing activity. Our ability to deliver more relevant advertisements to users and to increase the value of our services to advertisers, advertising agencies, and others depends in part on the collection or use of user engagement data, which is restricted or prevented by a number of factors, including users having the ability to opt out from the collection and use of our data or data collected by our service providers or our advertising partners, restrictions imposed by advertisers, content providers, advertising partners, or service providers; changes in technology, and developments in laws, regulations, and industry standards. Competition for digital advertising and media, entertainment promotional spending and data licensing is intense, and our competitors have larger user bases and more experience in this industry. If users spend most of their time within content where we have limited or no ability to place advertisements or leverage user information, users opt out from our ability to collect data for use in providing more relevant advertisements, or we are otherwise not able to collect or use viewership information, users spend less time viewing free ad-supported programming, or advertisers or agencies choose to purchase advertising on other platforms instead of ours, we may not be able to achieve the expected growth in monetization revenue or profitability. There can be no assurance that we will be successful in executing our monetization strategy, or in accurately forecasting potential revenue from our Media Platform solutions.

Our Media Platform business may not be successful in developing, maintaining, and expanding key relationships with manufacturers of TV and other streaming devices, Pay-TV Operators as well as content publishers.

Our monetization strategy depends on our ability to develop, maintain and expand our relationships with key TV and streaming device manufacturing partners, Pay-TV operators and content publishers. The initial focus of our monetization strategy was to launch TiVo OS in Smart TVs in the market, which is a relatively new market for our Media Platform business. Our strategy now includes TVs supported by our Pay-TV business in the United States. The overall success of our monetization strategy will depend in part on our ability to expand TiVo OS into additional Smart TVs for the United States and other international markets and maintain and grow our Pay-TV footprint in the United States. However, there can be no assurance that we will be successful in further penetrating the European or U.S. markets with increased volume of Smart TVs, TVs supported by our Pay-TV business or additional partner relationships, or that we will be able to maintain such partner relationships.

We need to identify, establish and maintain relationships with content publishers to provide users with popular streaming services, channels and content. Furthermore, we need to develop new relationships with local content partners or enter into new arrangements with existing content publishers as we enter into new international markets or expand our services and features. Some TV manufacturers will not deploy TiVo OS unless specific content publishers are on the platform, while some content publishers will not enter into an arrangement with us until TiVo OS has a minimum number of Smart TVs on the platform. There can be no assurance that we will be able to secure or maintain relationships with the key content publishers.

We do not typically receive license revenue from our TiVo OS arrangements with manufacturers, and we expect to incur significant expenses in connection with these commercial agreements. In addition, Pay-TV’s broadband-only offerings generate lower licensing fees compared to our other Pay-TV offerings. The primary economic benefits that we expect to derive from these license arrangements are indirect, primarily from growing the number of active users to generate advertising-related revenue. If these arrangements do not result in an increase in active users, or if that growth does not result in an increase in advertising-related revenue, our business may be harmed. If we are not successful in maintaining existing and creating new relationships with manufacturing partners and Pay-TV operators, or if we encounter technological, content licensing, or other impediments to these relationships, our ability to grow our business could be adversely impacted. The cost of memory chips has recently increased as a result of the increased demand from artificial intelligence infrastructure growth, and such cost change has resulted in some consumer electronics manufacturers reducing their inventory forecast or forecasting lower sales. If our manufacturing partners reduce their forecasts or delay the market launch dates for distributing Smart TVs or other streaming devices with TiVo OS, or if they choose to deploy with a competitor’s operating system or develop their own operating system, our business may be harmed.

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

Our business depends, in part, on royalty- and advertising-based revenue models, which are inherently risky.

Our business is dependent, in part, on future royalties and/or advertising revenue paid to us by customers and partners. Royalty payments under our licenses may be based upon, among other things, the number of subscribers for Pay-TV, a percent of net sales, a per-unit sold basis or a fixed monthly, quarterly or annual amount. Advertising-related revenue may be based upon, among other things, the number of users who watch a particular service, availability of inventory, advertiser interest, and opportunities to personalize advertisements. We are dependent upon our ability to structure, negotiate and enforce agreements for the determination and payment of royalties and advertising-based revenue, as well as upon our customers’ and partners’ compliance with their agreements. We have been impacted by and may continue to face risks inherent in royalty- and/or advertising-based business models, many of which are outside of our control, such as the following:

•
the number of subscribers our Pay-TV customers have or the number of set-top boxes (“STBs”) our Pay-TV customers provide to their end-user subscribers;
•
the number of end users and time spent viewing content and advertising available within devices that incorporate our licensed technology;
•
the rate of adoption and incorporation of our technology by semiconductor manufacturers, assemblers, foundries, manufacturers of consumer and communication electronics, and the TV, automotive, and consumer electronics industries;
•
the willingness and ability of advertisers or data partners to purchase our advertising placements or viewership data that are available via our licensed technology;
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
•
the demand for products that incorporate our licensed technology and the royalty rates that customers are willing to pay for such products;
•
the cyclicality of supply and demand for products using our licensed technology;
•
the seasonal nature of advertising consumption and the associated variance to revenue based on that seasonality;
•
the impact of recent macroeconomic conditions or future economic downturns, or labor disruptions such as strikes, and overall consumer sentiment; and
•
the impact of poor financial performance of our customers.

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

Our licensees have and may in the future delay, refuse to or be unable to make payments to us due to financial difficulties or otherwise, or shift their licensed products to other companies to lower their royalties to us.

A number of our customers face severe financial difficulties from time to time, which has resulted and may in the future result in their inability to make payments to us in a timely manner, or at all. In addition, we have had a history of, and we may in the future experience, customers that delay or refuse to make payments owed to us under license or settlement agreements. Our customers may also merge with or may shift the manufacture of licensed products to companies that are not currently licensees of our technology. This could make the collection process complex, difficult, and costly, or could result in negotiations for pricing reductions, all of which may adversely impact our business, financial condition, results of operations and cash flows.

It is difficult for us to verify royalty amounts owed to us under our licensing agreements, and this may cause us to lose revenue.

The terms of our license agreements often require our customers to document their use of our technology and report related data to us on a quarterly basis. Although our license terms generally give us the right to audit books and records of our customers to verify this information, audits can be expensive, time consuming, and may not be cost-justified based on our understanding of our customers’ businesses, especially given the international nature of our customers. Our license compliance program audits certain customers to review the accuracy of the information contained in their royalty reports in an effort to decrease the likelihood that we will not receive the royalty to which we are entitled under the terms of our license agreements, but we cannot ensure that such audits will be effective to that end.

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
•
TV OEMs and original design manufacturers (“ODMs”), CE, digital set-top hardware manufacturers, and PC manufacturers; TV main board manufacturers, and chip manufacturers;
•
motion-picture studios, networks streaming partners (including content aggregators and SVOD, FAST, and AVOD providers), and other content providers;
•
semiconductor and equipment manufacturers;
•
content rights holders;
•
retailers and distributors of consumer electronic products;
•
advertisers, advertising technology partners and data partners;
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

We have made several acquisitions, domestically and internationally, and recently divested our AutoSense and related imaging business as well as substantially all of the assets and certain liabilities of Perceive Corporation (later known as Xperi Pylon Corporation and subsequently dissolved in December 2024), our subsidiary focused on edge inference hardware and software technologies. Our strategy has been to acquire or divest assets, technologies, or companies where we believe the transaction would be strategic to our future business or strategies or otherwise would be in the best interest of the Company and our stockholders. Acquisitions and divestitures involve challenges in terms of successful integration or separation, as applicable, of technologies, products, services, and employees. We may not realize the anticipated benefits of acquisitions or divestitures we have completed or may complete in the future, and we may not be able to successfully incorporate or separate the applicable services, products, or technologies, or integrate or separate personnel from the applicable businesses, in which case, our business, financial condition and results of operations could be harmed.

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

Demand for and adoption of our Connected Car technologies, including HD Radio and DTS AutoStage, may not be sufficient for us to continue to increase the number of customers for these technologies, which include integrated circuit manufacturers, manufacturers of broadcast transmission equipment, consumer electronics product manufacturers, component manufacturers, data service providers, manufacturers of specialized and test equipment and radio broadcasters, automobile manufacturers and Tier 1 suppliers to automobile manufacturers.

Demand for our automotive technologies also may be impacted by declines in the automotive industry, which historically has been cyclical and experienced downturns during declining economic conditions. For example, there was a persistent downturn in the automotive markets resulting from the COVID-19 pandemic and related events reduced demand for these technologies. The current macroeconomic uncertainties could result in another downturn in the automotive markets, and a sustained reduction in our automotive-based royalties may cause us to fail to meet our previously projected growth rates. Furthermore, demand for and adoption of our HD Radio and DTS AutoStage technologies and services may not continue to increase and may face increased competition from existing suppliers or new entrants providing the same or similar services, in some cases, at lower prices or free of charge.

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
•
the continued participation and support by broadcasters and content owners of the DTS AutoStage technology and services; and
•
the marketing and pricing strategies that we employ and that are employed by our customers and retailers, and the success of advertising-based business models we may adopt.

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

In connection with our deployment arrangements for TiVo Pay-TV products, we engage in complex licensing, development and engineering services arrangements with our marketing partners and distributors. These deployment agreements with television service providers usually provide for some or all of the following deliverables: software engineering services, solution integration services, hosting the TiVo service, maintenance and support. In general, these contracts are long-term and complex and often rely on the timely performance of such television service provider’s third-party vendors that are outside of our control. The engineering services and technology we agree to provide and/or develop may be essential to the functionality of the licensed software and delivered product or such software may involve significant customization and modification for each customer. We have experienced in the past, and may in the future experience, delays in delivery with television service providers as well as significant increases in expected costs of development and performance in certain instances. Additional delays could lead to additional costs and adverse accounting treatments, potentially resulting in us recognizing costs earlier than expected. If we are unable to deliver the contracted-for technology, including specified customizations, modifications and services in a timely manner or at all, then we could face penalties in the form of unreimbursed engineering development work, loss of subscriber or minimum financial commitments on the part of our partners, or in extreme cases, the early termination of such distribution agreements. In any such case, our business, financial condition, and results of operation may be harmed.

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

Technologies, such as those we are developing, are subject to supply chain disruptions, cost pressures, extensive competition, and a relentless pace of innovation. These products could be copied or functionally surpassed by other designers, manufacturers, or innovators, some of whom may have far greater financial resources than us, and who may be able to develop products with greater capabilities and/or at a lower cost. Potential customers may also be hesitant to adopt new technologies and may instead turn to competitors who offer competing products in different deployment models. Our technologies may also require potential customers to adapt their existing software to fully realize the technological advantages. Delays or reluctance by customers to adapt their software could affect the success of these technologies in the marketplace, which may adversely impact our business, financial condition, and results of operations.

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

With respect to our products or services that incorporate AI Technologies, the market for such products and services is rapidly evolving and important assumptions about the cost, performance, and perceived value associated with our services or products may be inaccurate. We cannot be sure that the market will continue to grow or that it will grow in ways we anticipate. In addition, market acceptance and consumer perceptions of products and services that incorporate AI Technologies are uncertain. Our failure to successfully develop and commercialize our products or services involving AI Technologies could depress the market price of our stock and impair our ability to: raise capital; expand our business; provide, improve and diversify our product offerings; continue our operations and efficiently manage our operating expenses; and respond effectively to competitive developments.

In addition to our proprietary AI Technologies, we use AI Technologies licensed from third parties in our internal operations, and our ability to continue to use such technologies at the scale we need may be dependent on access to specific third-party software and infrastructure. We cannot control the availability or pricing of such third-party AI Technologies, especially in a highly competitive environment, and we may be unable to negotiate favorable economic terms with the applicable providers. In addition, to the extent any third party AI Technologies are used as a hosted service, any disruption, outage, or loss of information through such hosted services could disrupt our operations or solutions, damage our reputation, cause a loss of confidence in our solutions, or result in legal claims or proceedings, for which we may be unable to recover damages from the affected provider. Additionally, AI Technologies incorporated into our products and services may use algorithms, datasets or training methodologies that may be flawed or contain deficiencies that may be difficult to detect which, in turn, may create results that are factually inaccurate, biased or otherwise flawed. If our customers or others rely on or use such results to their detriment, it may expose us to reputational harm, competitive harm or legal liability. Additionally, the use of certain AI Technologies, including generative AI, may place our and our customers’ confidential information at risk if adequate security measures are not employed.

Finally, the regulatory framework for AI Technologies is rapidly evolving as many federal, state and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. Additionally, existing laws and regulations may be interpreted in ways that would affect the operation of our AI Technologies. For example, in the U.S., certain states have passed AI-focused laws that regulate high-risk uses of AI, as well as AI transparency, among other issues.

Similarly, the EU has enacted the Artificial Intelligence Act (the “EU AI Act”) in 2024, which establishes a comprehensive regulatory framework for AI systems and AI models, including requirements for high-risk AI systems and the prohibition of certain AI practices. These laws and regulations may impact our ability to develop, use, procure and commercialize AI Technologies, and if we fail to comply with these laws and regulations, we may face lawsuits, investigations, enforcement actions, and other penalties that materially impact our business.

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

These defects or errors could also result in product liability, service level agreement claims or warranty claims. Although we attempt to reduce the risk of losses resulting from these claims through warranty disclaimers and limitation of liability clauses in our agreements, these contractual provisions may not be enforceable in every instance. Any such defects, errors, or unintended performance problems in existing or new products or services, and any inability to meet customer expectations in a timely manner, could result in loss of revenue or market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation, increased insurance costs, and increased service costs, any of which could materially harm our business, financial condition and results of operations.

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

Technological changes may also impede the ability to distribute metadata. Our inability to renew existing arrangements on terms that are favorable to us, or enter into alternative arrangements that allow us to effectively provide and transmit our metadata to customers, could have a material adverse effect on our businesses that leverage metadata, including our interactive program guide business, and could damage the attractiveness of our metadata offerings to our customers or could increase the costs associated with providing our metadata offerings, and cause our revenue or margins to decline, which would adversely impact our business, financial condition and results of operations.

We depend on a limited number of third parties to design, manufacture, distribute and supply hardware devices upon which our TiVo software and services operate.

Our TiVo software and services operate on a number of hardware products that are produced by third-party hardware companies, including DVR and non-DVR set-top-boxes and TVs and other streaming devices with TiVo OS. If one or more of these third parties is unable or unwilling to produce or distribute such hardware products, our business could be harmed. Further, if we fail to effectively manage the integration of our software and services with our hardware partners’ devices, we or our manufacturing partners could suffer from product recalls, poorly performing products and higher than anticipated warranty costs.

For TiVo OS, we are relying on third-party hardware companies to assist in the development, distribution and launch of a relatively new market entry product. If one or more of these third parties is unable or unwilling to meet its obligations regarding such entry, the success of TiVo OS could be harmed.

Additionally, certain features and functionalities of our TiVo OS, TiVo service, DVRs and non-DVR set-top-boxes, and other streaming devices that incorporate our software depend on third-party components and technologies. If we or our third-party partners are unable to purchase or license such third-party components or technologies, we may not be able to offer certain related features and functionalities to our customers. In such a case, the desirability of our products to our customers could be reduced, thus harming our business, financial condition, and results of operations.

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

Any one or more of the above factors may adversely affect our international operations and could significantly affect our business, financial condition, results of operations and cash flows. For example, the United States has indicated a shift in its U.S. trade policy, including renegotiating or terminating existing trade agreements and leveraging tariffs. Beginning in April 2025, the United States imposed additional tariffs on imports from China, announced both reciprocal and sector-specific tariffs on imports from other countries, and may implement new reciprocal tariff rates in the future. These additional tariffs or any future tariffs, as well as a government’s adoption of “buy national” policies or retaliation by another government against such tariffs or policies have introduced significant uncertainty into the market, may strain global supply chains that we depend on, and may adversely affect the prices of and demand for the products that include our technologies, which could have a negative impact on the Company’s results of operations. Furthermore, a decrease in discretionary consumer and corporate spending, including as a result of price increases stemming from the imposition of tariffs on foreign imports, could result in a reduction in the purchases of TVs, automobiles and consumer electronic devices, and could cause an ensuing reduction in our royalty-based and monetization revenue.

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

We have in the past and may in the future require additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances, including to develop new products or services, further improve existing products and services, or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional capital. However, additional capital may not be available when we need it, on terms that are acceptable to us, or at all. In addition, any debt financing that we secure in the future could involve restrictive covenants which may make it more difficult for us to obtain additional capital and to pursue business opportunities.

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

Risks Related to Cybersecurity and Data Privacy

If we or our third-party providers experience significant disruptions of our IT Systems or data security incidents, this could result in harm to our reputation, subject us to liability, cause us to modify our business practices, and otherwise materially adversely affect our business, results of operations, and financial condition.

We are dependent on information technology systems and infrastructure for both internal and external operations that are critical to our business (collectively, “IT Systems”). We own and manage some of these IT Systems but also rely on third parties for a range of IT Systems that we do not control and have no technical ability to protect. In the ordinary course of our business, we and certain of our third-party providers collect, store, process, and transmit large amounts of corporate, personal, and other information, including intellectual property, proprietary business information, user information (including user payment card information), employee information, and other confidential information (collectively, “Confidential Information”). Our obligations under applicable laws, regulations, contracts, industry standards, self-certifications, and other requirements include maintaining the confidentiality, integrity, and availability of our IT Systems and Confidential Information. Failure or perceived failure to protect our IT Systems and Confidential Information exposes us to legal liability to regulators, our business partners, our users, and other relevant stakeholders, and harm to our reputation by impacting the attractiveness of our services to existing and potential users.

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

Cyberattacks are expected to accelerate on a global basis in frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools—including artificial intelligence—that circumvent security controls, evade detection and remove forensic evidence. As a result, it is increasingly difficult to detect, investigate, remediate or recover from attacks and incidents, and to avoid a material adverse impact to our IT Systems, Confidential Information or business. We also deploy tools in our IT Systems that allow for the identification and tracking of known security vulnerabilities, but we cannot guarantee that patches or mitigating measures will be implemented before such vulnerabilities can be exploited by a threat actor. There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our IT Systems and Confidential Information.

We and certain of our third-party providers regularly experience cyberattacks and other incidents, and we expect such attacks and incidents to continue in varying degrees. While to date no incidents have had a material impact on our operations or financial results, we cannot guarantee that material incidents will not occur in the future. Any significant impact to the availability, integrity or confidentiality of our IT Systems or Confidential Information could damage our business, hurt our ability to distribute products and services and collect revenue, threaten the proprietary or confidential nature of our technology, harm our reputation, increase the costs of our ongoing cybersecurity protections, result in costly enhancements or remediation measures, and expose us to litigation (including class action lawsuits), government investigations, and enforcement actions, and other liabilities. Because some of our technologies are intended to inhibit use of or restrict access to our customers’ intellectual property, we may become the target of hackers or other persons whose use of or access to our customers’ intellectual property is affected by our technologies.

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

The EU also imposes cybersecurity obligations on a wide range of products with digital elements and on organizations that provide managed information and communications technology services, including with respect to software development for other businesses. The United Kingdom (“UK”) has implemented legislation that, among other things, imposes obligations on manufacturers, importers and distributors of specific categories of consumer connectable products to comply with minimum security requirements with a view to securing such products against cyber-attacks. EU Member States may also impose more stringent requirements on in-scope entities with respect to cybersecurity than those imposed by the EU. This could lead to divergences in approach and make compliance more challenging and costly for multinational organizations. Noncompliance with any applicable EU or UK laws, regulations or other requirements could expose us to significant fines, market access restrictions, product or service withdrawals or recalls, and delays to planned changes.

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

We collect, use, process, transmit, and store information that is related to individuals and/or that constitutes “personal data,” “personal information,” “personally identifiable information,” or similar terms under applicable data privacy laws (collectively, “Personal Information”) about consumers and their devices, employees, job applicants and partners. We also rely on third-party service providers and partners to collect, process, transmit, and store Personal Information on our behalf. We collect such information from individuals located both in the United States and abroad, and we and our service providers and business partners use tracking technologies, including cookies, device identifiers, and related technologies, to help us manage and track our users’ interactions with our products and services, devices, website, and partners’ content.

To deliver relevant advertisements effectively, we must successfully leverage this Personal Information, as well as data provided by third parties. Our ability to collect and use such data could be restricted by a number of factors, including users having the ability to refuse consent to or opt out from our, our service providers’, or our advertising partners’ collection and use of this Personal Information, restrictions imposed by advertisers, content partners, licensors, and service providers, changes in technology, and developments in laws, regulations, and industry standards. For example, certain EU and UK laws and regulations prohibit access to or storage of information on a user’s device (such as cookies and similar technologies that we use for advertising) that is not “strictly necessary” to provide a user-requested service or used for the “sole purpose” of a transmission unless the user has provided consent, and users may choose not to provide this consent to collection of information which is used for advertising purposes.

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

For example, privacy and consumer rights groups and government bodies (including the U.S. Federal Trade Commission (“FTC”), state attorneys general, the European Commission, and European and UK data protection authorities), have increasingly scrutinized privacy issues with respect to devices that identify or are identifiable to a person (or household or device) and Personal Information collected through the internet, and we expect such scrutiny to continue to increase. The U.S. federal government, U.S. states, and foreign governments have enacted (or are considering) laws and regulations that could significantly restrict industry participants’ ability to collect, use, and share Personal Information, or collect categories of Personal Information deemed sensitive. Additionally, many such laws and regulations provide consumers with the ability to opt-out of the use of their Personal Information for certain processing purposes, which could impact our business. For example, the EU GDPR imposes detailed requirements related to the collection, storage, and use of Personal Information related to individuals who reside in the EU (or which is processed in the context of EU operations) and places data protection obligations and restrictions on organizations, and may require us to make further changes to our policies and procedures in the future beyond what we have already done. EU Member States also have some flexibility to supplement the EU GDPR with their own laws and regulations and may apply stricter requirements for certain data processing activities. In the UK, the UK General Data Protection Regulation and the UK Data Protection Act 2018 (together, “UK GDPR”) impose similar requirements as the EU GDPR. However, as a result of the exit of the UK from the EU, the UK’s data protection framework has started to diverge from that in the EU, including as a result of amendments made to the UK GDPR under the UK Data (Use and Access) Act 2025. Compliance costs may increase in order to comply with legal regimes in both the EU and the UK, and create legal uncertainty as the data protection laws of the EU and UK continue to diverge.

If we are not compliant with data protection laws or regulations if and when implemented, we may be subject to significant fines and penalties (such as restrictions on Personal Information processing) and our business may be harmed. For example, under the EU GDPR and UK GDPR, fines of up to 20 million euros, or 17.5 million pounds, or 4% of the annual global revenue of a noncompliant company, whichever is higher, as well as data processing, possible prohibitions, or other restrictions, could be imposed for violation of certain of the relevant requirements. As we are subject to both the EU GDPR and the UK GDPR, we could be fined under both legal regimes for the same breach. Further, each regime provides for private litigation related to the processing of personal data that can be brought by classes of data subjects or consumer protection organizations authorized at law to represent the data subjects’ interests.

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

The U.S. data protection legal landscape also continues to evolve, with various states having enacted broad-based data privacy and protection legislation and with states and the federal government continuing to consider additional data privacy and protection legislation. The potential effects of this legislation are far-reaching and may require us to modify our data processing practices and policies and incur substantial costs and expenses in an effort to comply. For example, the California Consumer Privacy Act provides for civil penalties for violations, as well as a private right of action for certain data breaches that may increase regulatory investigations and data breach litigation, and has prompted a wave of similar legislative developments in other states. Federal laws such as the Children’s Online Privacy Protection Act and Video Privacy Protection Act (“VPPA”) may also pose risks to our business, as plaintiffs are increasingly filing lawsuits against businesses alleging that the use of certain tracking technologies violates the VPPA, state and federal wiretapping laws, and/or other laws.

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

In addition, each U.S. state and most U.S. territories, each EU member state, and the UK, as well as many other foreign nations, have passed laws requiring notification to regulatory authorities, affected users, or others within a specific timeframe when there has been a security breach involving, or other unauthorized access to or acquisition or disclosure of, certain Personal Information and impose additional obligations on companies. Additionally, our agreements with certain users or partners may require us to notify them in the event of a security breach. Such statutory and contractual disclosures are costly, could lead to negative publicity, may cause our users to lose confidence in the effectiveness of our security measures, and may require us to expend significant capital and other resources to respond to or alleviate problems caused by the actual or perceived security breach. Compliance with these obligations could delay or impede the development of new products and may cause reputational harm.

As part of our data protection compliance program, we have implemented data transfer mechanisms to provide for the transfer of Personal Information from the EEA or the UK to the United States.

In addition, cloud service providers upon which our services depend are experiencing heightened scrutiny from EU regulators, which may lead to significant shifts or unavailability of cloud services to transfer Personal Information outside the EU, which may significantly impact our costs or ability to operate.

We continue to assess the available regulatory guidance, determinations, and enforcement actions from EU and UK Data Protection Authorities and the U.S. Department of Commerce on international data transfer compliance for companies, including guidance on specific supplementary measures in addition to the model clauses as well as specific data sharing that may be deemed a cross-border transfer for which appropriate safeguards must be implemented. As a result of legal uncertainty and regulatory developments in this area, our ability to continue to transfer personal information outside of the EU and UK may become significantly more costly and may subject us to increased scrutiny and liability under the relevant legal frameworks, and we may experience operating disruptions if we are unable to conduct these transfers in the future.

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

Our generative AI Technologies could generate output that is infringing, and we could be subject to claims or lawsuits, including for infringement of third-party intellectual property rights as a result of the output of such generative AI Technologies. While some providers of AI Technologies offer to indemnify their end users for any copyright or other intellectual property infringement claims arising from the output of their AI Technologies, we may not be successful in adequately recovering our losses in connection with such claims.

We may use AI Technologies, including tools provided by third parties, to develop or assist in the development of our own software code. While use of such tools makes our development process more efficient, AI Technologies have sometimes generated content that is “substantially similar” to proprietary or open source code on which the AI tool was trained. If the AI Technologies we use generate code that is too similar to other proprietary code, or to software processes that are protected by patent, we could be subject to intellectual property infringement claims. We may also not be able to anticipate and detect security vulnerabilities in such AI generated software code. If our tools generate code that is too similar to open source code, we risk losing protection of our own proprietary code that is commingled with such code. Finally, to the extent we use third-party AI Technologies to develop software code, the terms of use of these tools may state that the third-party provider retains rights in the generated code.

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

In addition, we may experience difficulties in enforcing the intellectual property rights in output generated by generative AI Technologies. The United States Copyright Office has previously denied copyright protection for content generated by AI Technologies, and the United States Patent and Trademark Office has similarly stated that an AI tool cannot be an “inventor” of a patent, rendering it impossible to obtain patent protection for inventions created solely by AI Technologies.

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

We use and have modified certain third-party AI models that are made available under an open source or open weights license. Such freely available open AI Technologies may not be actively maintained or supported by the provider and as such, may have heightened risk of introducing inaccuracies or vulnerabilities into our business operations or products or services. Further, if the licensor for such open AI Technologies developed their models by training on data that was inaccurate, biased or for which it did not have the appropriate rights, we could be subject to claims or lawsuits, arising from our use or modification of such AI Technologies, including for infringement of third-party intellectual property. Sophisticated attackers may exploit vulnerabilities in open generative AI Technologies to obtain access to alter the outputs or results, or access our or our customers’ sensitive data. In addition, our usage of open AI Technologies may require us to license our or our customers’ data or intellectual property to third parties and limit our ability to protect our intellectual property rights or proprietary data, or subject us to new payment or non-compete obligations for any products or services we seek to commercialize that use such open AI Technologies.

In certain cases, we may have trained our models for our generative AI Technologies on open source datasets, but we cannot be certain that the licensors of such open source datasets had sufficient rights in the underlying data to be able to make them available under an open source license.

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

In addition, a significant reduction in the supply of original entertainment content, including as a result of macroeconomic factors or labor disputes, could in turn reduce the demand for advertising and media and entertainment promotional spending campaigns on our Media Platform solutions, and have a material adverse effect on our growth or negatively impact our results of operations.

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

Occurrence of severe weather or any catastrophic event, including an earthquake, flood, tsunami, wildfire, landslide, hurricane or other weather event, power loss, internet failure, software or hardware malfunctions, cyber attack, war or foreign invasion, terrorist attack and other geopolitical conflicts, medical epidemic or pandemic, government shutdown orders, other man-made disasters, or other catastrophic events could disrupt our, our business partners’ and customers’ business operations or result in disruptions in the broader global economic environment. Any of these business disruptions could require substantial expenditures and recovery time in order to fully resume operations.

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

Our business and operations may be subject to a variety of U.S. federal, state and international laws and regulations regarding the environment and social responsibility, as well as stakeholder scrutiny and related expenses which may affect our business and operations.

Issues related to the environment and social responsibility may result in regulatory requirements that could have an adverse impact on our financial condition or our business. At the international, federal and state levels, we may face new, conflicting, or changing requirements, such as regarding greenhouse gases in our operations or supply chain partners, manufacturing, transportation and distribution, potentially resulting in increased costs or requiring disclosures relating to our greenhouse gas emissions, reductions thereof, or climate-related financial risk. Failure to comply with any of these laws or requirements could have an adverse impact on our financial condition or reputation.

In addition, our practices and public disclosures related to environmental, social and governance matters could impact our brand and reputation. If our practices do not meet evolving investor or other stakeholder expectations and societal and regulatory standards, our ability to attract or retain employees, and our attractiveness as an investment or business partner could be negatively impacted, which could adversely affect our operating results. Additionally, both advocates and opponents to environmental, social and governance matters are increasingly resorting to a range of activism forms, including media campaigns, shareholder proposals, and litigation, to advance their perspectives. Certain anti-ESG advocates have also brought legal challenges regarding corporate climate initiatives and commitments. To the extent we are subject to such activism or legal challenges, it may require us to incur costs or otherwise adversely impact our business.

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

In addition to internal development, we have acquired and our general strategy is to continue to acquire additional businesses, technology and intellectual property through strategic relationships and transactions. We believe these strategic relationships and transactions will enhance the competitiveness and size of our current business and provide diversification into markets and technologies that complement our current business. Future transactions could be in the form of asset purchases, equity investments, or business combinations. As a result, we may have significant goodwill from such transactions and other intangible assets which are amortized over their estimated useful lives. We have in the past and may in the future incur significant charges as a result of impairment of goodwill or other intangible assets. We review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable or the useful life is shorter than originally estimated. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable or other intangible assets may not be recoverable include a decline in future cash flows, fluctuations in market capitalization, slower growth rates in our industry or slower than anticipated adoption of our products by our customers. As we continue to review for factors that may affect our business which may not be in our control, we may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of goodwill and other intangible assets or equity investments is determined, resulting in an adverse impact on our business, financial position and results of operations.

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

Rules governing new technological developments, such as developments in generative AI, remain unsettled. We leverage machine learning and AI Technologies in developing and providing our products and services. The legal and regulatory landscape surrounding these technologies is rapidly evolving and uncertain, including in the areas of intellectual property, cybersecurity, and privacy and data protection. Compliance with new or changing laws, regulations or industry standards relating to these technologies. Several jurisdictions around the globe, including Europe and China, have already proposed or enacted laws and regulations governing AI, including the EU AI Act, each of which may impose significant operational costs and may limit our ability to develop, deploy or use these technologies. A number of U.S. states have also adopted laws related to the use and deployment of AI Technologies. For example, California enacted seventeen new laws in 2024 that regulate use of AI Technologies and provide consumers with additional protections around companies’ use of AI Technologies, such as requiring companies to disclose certain uses of generative AI, and Texas’ Responsible AI Governance Act which became effective on January 1, 2026 prohibits specified harmful uses of AI, including behavioral manipulation and unlawful discrimination. Other jurisdictions may decide to adopt similar or more restrictive legislation that may render the use of such technologies challenging.

In the United States, the Trump administration’s approach to investment in and regulation of AI Technologies has and is expected to continue to deviate from that of the previous administration and we will need to adapt to any changes that may result from such approach, including as the result of new or changing executive orders. For instance, the federal government may seek to preempt state laws when they seek to govern certain topics involving AI, as evidenced by the Trump administration’s “Ensuring a National Policy Framework for Artificial Intelligence” Executive Order signed on December 11, 2025. This order calls for federal standards and legislation that would preempt conflicting state AI regulations and create a federal litigation task force focused on challenging state AI laws in court. The Trump administration may continue to implement new or rescind existing federal orders and/or administrative policies relating to AI Technologies. Any such changes at the federal level could require us to expend significant resources to modify our products, services, or operations to ensure compliance or remain competitive.

Additionally, noncompliance with any applicable AI laws, regulations or other requirements could expose us to significant fines. For example, fines under the EU AI Act may be significant and may reach up to 35 million euros or up to 7% of our total worldwide annual turnover, whichever is higher, depending on the nature of the infringement. In addition, non-compliance with the EU AI Act may expose us to civil lawsuits from business partners and consumers. Any such fines, penalties or remediation measures could materially harm our business, financial condition and results of operations.

In sum, increased regulatory scrutiny of AI Technologies, differing national interpretations and enforcement practices, and potential changes to existing or future AI-related laws or regulations could further increase compliance and product development costs, limit our ability to offer our products and services that incorporate AI Technologies, or otherwise adversely affect our competitiveness and growth.

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

Moreover, if the rules around these statutes and doctrines change, if international jurisdictions refuse to apply similar protections, or if a court were to disagree with our application of those rules to our business, we could incur liabilities and our business could be harmed. If we become liable for these types of claims as a result of the content that is streamed over or the advertisements that are served through our products or services, then our business may suffer. Litigation to defend these claims could be costly and the expenses and damages arising from any liability could harm our business. Our insurance may not be adequate to cover these types of claims or any liability that may be imposed on us. Although we may attempt to obtain contractual protections and indemnities from our content providers and advertisers, there can be no assurances that such contractual terms will be enforceable or will cover the liabilities imposed on us.

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

Beginning in 2003, the FCC adopted regulations implementing an agreement between cable television system operators and CE manufacturers to facilitate the retail availability of so-called “plug and play” devices that use unidirectional CableCARDs, including digital televisions and other digital devices that enable subscribers to access cable television programming without the need for a STB (but without the ability for consumers to use interactive content). In September 2020, the FCC eliminated rules requiring cable providers to support CableCARD. While the cable industry has continued to provide CableCARDs for third-party devices like ours, certain large operators such as Comcast have started to discontinue their support of CableCARDs. We also cannot predict the ultimate impact of any new technical equipment regulations on our business and operations. Current FCC regulations no longer prohibit multi-channel video service providers from deploying navigation devices with combined security and non-security functions, and further developments with respect to these issues could impact the availability and/or demand for “plug and play” devices, particularly bi-directional devices and STBs, all of which could affect demand for UXs incorporated in STBs or CE devices. If the cable industry continues to shift away from providing CableCARD support for TiVo retail customers, revenue from retail service fees would be affected as customers would likely cancel the TiVo service on their existing devices and our business and results of operations would be adversely affected.

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

Pursuant to the stock repurchase program approved by the Board of Directors in April 2024 (the “Program”), we may repurchase up to $100.0 million of our common stock, from time to time, through open market purchases, block trades, in privately negotiated transactions, accelerated share repurchase transactions, or by other means. Since the inception of the Program, we have repurchased an aggregate of approximately 2.2 million shares of common stock at a total cost of $20.0 million at an average price of $9.23 per share of common stock. The volume, timing, and manner of any repurchases will be determined at our discretion, subject to general market conditions, as well as our management of capital, general business conditions, other investment opportunities, regulatory requirements, and other factors. The Program does not have an expiration date and does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares, or to do so in any particular manner. Further, repurchases under the Program could affect our share trading prices or increase their volatility, and any repurchases will reduce our cash reserves. We are under no legal obligation to repurchase any shares, and if we do not do so or if we commence repurchases and then suspend or terminate them, the trading prices of our stock may decrease and their volatility increase. We may not in the future have cash and cash equivalents sufficient to fund all potential repurchases under the Program. Even if we complete the Program, we may not be successful in our goal of enhancing stockholder value. As we use our cash resources in the Program, we have less cash to fund our operations and pursue other opportunities that may provide value to stockholders.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We maintain a cybersecurity risk management program that encompasses processes designed to identify, assess, and manage material risks from cybersecurity threats (as such term is defined in Item 106(a) of Regulation S-K) as part of our broader enterprise risk management program under the oversight of the Audit Committee of the Company’s Board of Directors. Our cybersecurity risk management program shares common methodologies, reporting channels and governance processes that apply across the risk management program to other legal, compliance, strategic, operational, and financial risk areas. These processes include a wide variety of mechanisms, controls, technologies, systems, and methods that are designed to prevent, detect, or mitigate data loss, theft, misuse, unauthorized access, or other security incidents or vulnerabilities affecting data. Key elements of our cybersecurity risk management program include, but are not limited to, the following:

•
risk assessments designed to help identify material risks from cybersecurity threats to our critical systems and information;
•
a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•
cybersecurity awareness training of our employees, including incident response personnel, and senior management;
•
a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•
a third-party risk management process for key service providers based on our assessment of their criticality to our operations and respective risk profile.

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

Incidents that we deem significant are reviewed by a cross-functional working group to determine whether further escalation is appropriate. Senior management is responsible for assessing the materiality of an incident, complying with any regulatory requirements, and communicating relevant information to the Audit Committee, as appropriate. We consult with outside counsel as appropriate, including on materiality analysis and disclosure matters.

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

Item 2. Properties

We lease our principal corporate headquarters in San Jose, California, comprising approximately 64,000 square feet, which houses our administrative, sales, marketing, and research and development personnel. We also own a building in Calabasas, California, comprising approximately 89,000 square feet, which similarly houses administrative, sales, marketing, and research and development personnel. In addition, we lease facilities in other locations throughout the United States, Europe, and Asia.

We believe our existing facilities are adequate for our current operations, and that suitable replacement or additional space, if needed, will be available in the future on commercially reasonable terms.

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

Holders

As of February 16, 2026, there were 46,969,801 outstanding shares of common stock held by 236 stockholders of record. In addition, a substantially greater number of stockholders may be “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Dividends

We have never declared or paid cash dividends on our common stock since the Separation. Any determination to pay dividends on our common stock will be at the discretion of our Board of Directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, contractual obligations, including restrictions in agreements governing our indebtedness, general business conditions and other factors that our Board of Directors considers relevant.

Purchases of Equity Securities by Issuer and Affiliated Purchasers

In April 2024, we announced that our Board of Directors authorized a stock repurchase program providing for the repurchase of up to $100.0 million of the Company’s common stock at management’s discretion. The Program may be discontinued or amended at any time and has no specified expiration date. For additional information about the Program, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

During the three months ended December 31, 2025, there were no repurchases of common stock. As of December 31, 2025, the total remaining amount available for repurchase was $80.0 million.

Stock Performance Graph

The following graph shows a comparison of total stockholder return for holders of our common stock, the Nasdaq Composite Index, the Russell 2000 Index and the S&P 500 for the period beginning October 3, 2022, the date of the Separation, through December 31, 2025.

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

	10/3/2022	12/31/2022	6/30/2023	12/31/2023	6/30/2024	12/31/2024	6/30/2025	12/31/2025
Xperi Inc.	$100.00	$57.52	$87.84	$73.61	$54.84	$68.60	$52.84	$39.14
Nasdaq Composite	$100.00	$96.77	$127.48	$138.80	$163.96	$178.55	$188.34	$214.90
Russell 2000 Index	$100.00	$103.07	$110.53	$118.62	$119.83	$130.50	$127.28	$145.24
S&P 500	$100.00	$104.38	$120.99	$129.67	$148.45	$159.90	$168.68	$186.10

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

This section of Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025, which is available free of charge on the SEC’s website at www.sec.gov and our Investor Relations website at investor.xperi.com.

Business Overview

We are a leading media and entertainment technology company. Our technologies are integrated into consumer devices, connected cars, and a variety of media platforms worldwide, enabling our unique audiences to connect with entertainment content in a more intelligent, immersive, and personal way. As our audiences engage with content on our platform, we operate a global, cross-screen advertising solution that enables brands to reach millions of engaged consumers across our rapidly expanding digital entertainment ecosystem, driving increased value for our partners, customers, and consumers. We operate in one reportable business segment and group our revenue into four categories: Pay-TV, Consumer Electronics, Connected Car and Media Platform. Headquartered in Silicon Valley with operations around the world, we have approximately 1,460 employees and more than 35 years of operating experience.

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

Restructuring Activities

In November 2025, we approved a restructuring plan designed to improve cost efficiency and better align our operating structure with our long-term strategies and prevailing market conditions. The plan involved a reduction of approximately 250 employees across all business and functional areas and became effective immediately. In connection with this plan, we incurred restructuring and related charges of $13.9 million in 2025, substantially all of which consisted of employee severance and related costs. These charges are reflected within cost of revenue (excluding depreciation and amortization of intangible assets), research and development, and selling, general and administrative expenses in our Consolidated Statements of Operations. We expect to substantially complete the restructuring activities by the end of the first half of 2026. Upon completion, we estimate that the reductions will generate annualized savings in the range of approximately $30 million to $35 million. For further information, refer to Note 15—Restructuring Activities of the Notes to Consolidated Financial Statements.

Results of Operations

The following table presents our historical operating results for the periods indicated as a percentage of revenue:

	Year Ended December 31,
	2025	2024
Revenue	100%	100%
Operating expenses:
Cost of revenue, excluding depreciation and amortization of intangible assets	28	23
Research and development	30	39
Selling, general and administrative	41	44
Depreciation expense	3	3
Amortization expense	8	9
Impairment of long-lived assets	—	—
Total operating expenses	110	118
Operating loss	(10)	(18)
Interest and other income, net	2	1
Interest expense - debt	(1)	(1)
Gain on divestitures	—	20
(Loss) income before taxes	(9)	2
Provision for income taxes	4	2
Net loss	(13)%	—%

Comparison of Fiscal Years Ended December 31, 2025 and 2024

Revenue

We derive the majority of our revenue from licensing our technologies and solutions to customers. For our revenue recognition policy including descriptions of revenue-generating activities, refer to Note 3—Revenue of the Notes to Consolidated Financial Statements.

The following table sets forth our revenue by year:

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Revenue	$448,105	$493,688	$(45,583)	(9)%

Revenue decreased by $45.6 million, or 9%, for the year ended December 31, 2025 compared to the prior year, primarily due to a $54.0 million decline in Pay‑TV revenue and the impact of the AutoSense and Perceive divestitures. The decrease in Pay‑TV revenue was driven by lower revenue from core guide products, principally due to higher minimum guarantee (“MG”) revenue recognized in the prior year, as well as lower consumer hardware and related subscription revenue as certain products reached end of life in 2025. These decreases were partially offset by continued growth in IPTV solutions.

The overall decline was partially mitigated by a $13.2 million increase in Connected Car revenue, primarily reflecting higher MG and licensing revenue related to HD Radio. This increase was offset in part by a reduction in Audio Solutions revenue due to the absence of certain MG revenue recognized in the prior year.

Operating Expenses

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Cost of revenue, excluding depreciation and amortization of intangible assets	$126,648	$113,756	$12,892	11%
Research and development	135,054	191,352	(56,298)	(29)%
Selling, general and administrative	181,869	218,106	(36,237)	(17)%
Depreciation expense	13,426	12,638	788	6%
Amortization expense	34,839	43,376	(8,537)	(20)%
Impairment of long-lived assets	—	1,535	(1,535)	(100)%
Total operating expenses	$491,836	$580,763	$(88,927)	(15)%

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

Cost of revenue, excluding depreciation and amortization of intangible assets, for the year ended December 31, 2025 was $126.6 million, as compared to $113.8 million for the year ended December 31, 2024, an increase of $12.8 million, or 11%. The increase was primarily driven by higher costs associated with advertising revenue and increased personnel-related expenses.

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

R&D expense for the year ended December 31, 2025 was $135.1 million as compared to $191.4 million for the year ended December 31, 2024, a decrease of $56.3 million, or 29%. The decrease was primarily attributable to a reduction in R&D headcount, reduced expenses associated with the Perceive Transaction, lower SBC and outside services costs, and lower R&D spending in the AutoSense in-cabin safety business and related imaging solutions following the AutoSense Divestiture.

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

Selling, general and administrative expenses for the year ended December 31, 2025 were $181.9 million as compared to $218.1 million for the year ended December 31, 2024, a decrease of $36.2 million, or 17%. This decrease was primarily driven by reduced employee headcount, lower SBC and outside services expenses, and a reduction in certain one-time transaction costs.

Depreciation Expense

We recognized depreciation expense for certain equipment, capitalized internal-use software, leasehold improvements, and buildings and improvements. Depreciation expense was $13.4 million for the year ended December 31, 2025, as compared to $12.6 million for the year ended December 31, 2024, an increase of $0.8 million, or 6%. The increase was primarily driven by increased capitalized internal-use software costs over the past 12 months.

Amortization Expense

We recognized amortization expense for certain intangible assets we acquired in business combinations that are recognized separately from goodwill. Amortization expense for the year ended December 31, 2025 was $34.8 million, as compared to $43.4 million for the year ended December 31, 2024, a decrease of $8.6 million, or 20%. The decrease was primarily due to certain intangible assets becoming fully amortized over the past 12 months.

As a result of intangible assets we acquired in previous mergers and acquisitions, we anticipate that amortization expenses will continue to be a significant expense over the next several years. See Note 8—Intangible Assets, Net of the Notes to Consolidated Financial Statements for additional detail.

Stock-based Compensation Expense

The following table sets forth our SBC expense for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Cost of revenue, excluding depreciation and amortization of intangible assets	$3,385	$3,216
Research and development	12,768	20,634
Selling, general and administrative	24,530	36,691
Total stock-based compensation expense	$40,683	$60,541

We recognized SBC expense from restricted stock units (“RSUs”) and purchases made under our employee stock purchase plan (“ESPP”). The decrease in SBC expense for the year ended December 31, 2025, when compared to the prior year, was primarily driven by reduced employee headcount, lower expense for performance-based awards and RSUs granted over time at lower valuations.

Impairment of Long-Lived Assets

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Impairment of long-lived assets	$—	$1,535	$(1,535)	(100)%

As disclosed in Note 10—Leases of the Notes to the Consolidated Financial Statements, we recognized an impairment charge of $1.5 million in 2024 related to certain operating lease right-of-use (“ROU”) assets. The impairment resulted from changes in the utilization of certain office facilities, a significant decline in the expected market value of those leased facilities, and anticipated delays in our ability to sublease vacated office space.

There was no impairment of long-lived assets during the year ended December 31, 2025.

Interest and Other Income, Net

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Interest and other income, net	$6,093	$829	$5,264	635%

Interest and other income, net, was higher in 2025 compared to the prior year, primarily due to the absence of a one-time, non-cash loss of $4.8 million related to the deconsolidation of the Perceive subsidiary in 2024, as well as foreign currency transaction gains recognized in 2025.

Interest Expense—Debt

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Interest expense - debt	$(2,979)	$(3,008)	$29	(1)%

Interest expense on our debt remained consistent for the year ended December 31, 2025, compared to the prior year.

Gain on Divestiture

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Gain on divestiture	$—	$100,833	$(100,833)	NM

NM - not meaningful

As disclosed in Note 7—Divestitures of the Notes to the Consolidated Financial Statements, we completed the AutoSense Divestiture in January 2024 and recognized a pre-tax gain of $22.9 million. In October 2024, we closed the Perceive Transaction through the sale of substantially all of Perceive’s assets and certain liabilities, resulting in the recognition of a pre-tax gain of $77.9 million in the year ended December 31, 2024.

There were no divestitures during the year ended December 31, 2025.

Provision for Income Taxes

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Provision for income taxes	$15,722	$12,448	$3,274	26%

For the year ended December 31, 2025, we recorded an income tax expense of $15.7 million on a pretax loss of $40.6 million which resulted in an effective tax rate of (38.7)%. The income tax expense for the year ended December 31, 2025 was primarily related to foreign withholding taxes of $8.7 million and foreign income taxes of $7.5 million, partially offset by $0.7 million of federal tax benefit.

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

At December 31, 2025, our 2021 through 2025 tax years are generally open to examination. In the United States, any net operating losses or credits that were generated in prior years but not yet fully utilized in a year that is closed under the statute of limitations may also be subject to examination.

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

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the U.S. The OBBBA did not have a material impact on our effective tax rate or cash flows for the year ended December 31, 2025.

Liquidity and Capital Resources

The following table presents selected financial information related to our liquidity and significant sources and uses of cash and cash equivalents as of December 31, 2025 and 2024 and for the years ended December 31, 2025 and 2024:

	December 31,
	2025	2024
	(dollars in thousands)
Cash and cash equivalents	$96,824	$130,564
Current ratio (1)	2.4	1.6

(1)
The current ratio is a liquidity ratio that measures our ability to pay short-term obligations or those due within one year. The ratio is calculated by dividing current assets by current liabilities.

	Year Ended December 31,
	2025	2024
	(in thousands)
Net cash (used in) operating activities	$(515)	$(55,340)
Net cash (used in) provided by investing activities	$(20,984)	$50,820
Net cash (used in) financing activities	$(12,241)	$(19,350)

Our primary liquidity and capital resources are our cash and cash equivalents and borrowings available under an accounts receivable securitization program (the “AR Facility”) with PNC Bank, National Association (“PNC”). Cash and cash equivalents were $96.8 million at December 31, 2025, a decrease of $33.8 million from $130.6 million at December 31, 2024. This decrease resulted primarily from cash used in operations of $0.5 million, $50.0 million in repayment of the Vewd Software Holdings Limited (“Vewd”) senior unsecured promissory note, $21.0 million of capital expenditures, including capitalized internal-use software costs, and $7.0 million in payments of withholding taxes on net share settlement of equity awards, partially offset by $6.0 million in proceeds from the issuance of common stock under our ESPP, and $40.0 million of net loan proceeds borrowed under the AR Facility with PNC. For detailed information regarding the repayment of the Vewd debt and the AR Facility, refer to “Long-Term Debt Financing” below.

Our material cash requirements include the following contractual and other obligations.

Leases

We have lease arrangements for office and research facilities, data centers and office equipment. As of December 31, 2025, fixed lease payment obligations amounted to $35.4 million, with $10.7 million payable within 12 months. See Note 10—Leases of the Notes to Consolidated Financial Statements for additional information on lease obligations and maturities.

Purchase Obligations

Our purchase obligations primarily consist of noncancelable obligations related to advertising, engineering services and internet and telecommunications services. As of December 31, 2025, we had purchase obligations of $121.0 million, with $58.2 million payable within 12 months. These purchase obligations represent commitments under enforceable and legally binding agreements, and do not represent the entire anticipated purchases in the future. See Note 11—Commitments and Contingencies of the Notes to Consolidated Financial Statements for additional information on our purchase obligations.

Restructuring Payments

As discussed above, in November 2025, we approved a restructuring plan to reduce our global workforce by approximately 250 employees. In connection with this plan, we recognized $13.9 million of restructuring and related charges, substantially all of which consisted of employee severance and related costs. As of December 31, 2025, $8.7 million of restructuring charges remained accrued and are expected to be settled in the first half of 2026.

Stock Repurchase Program

In April 2024, our Board of Directors (the “Board”) authorized the repurchase of up to $100.0 million of our common stock (the “Program”). Under the Program, we may make repurchases, from time to time, through open market purchases, block trades, privately negotiated transactions, accelerated share repurchase transactions, or other means. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases under the Program. As of December 31, 2025, we have repurchased a total of approximately 2.2 million shares of common stock, since inception of the Program, at an average price of $9.23 per share for a total cost of approximately $20.0 million. We did not repurchase any common stock during the year ended December 31, 2025. As of December 31, 2025, the total remaining amount available for repurchase was $80.0 million. We may continue to execute authorized repurchases from time to time under the Program. There is no guarantee that such repurchases under the Program will enhance the value of our common stock.

Cash Flows

Cash Flows from Operating Activities

Net cash used in operating activities was $0.5 million for the year ended December 31, 2025, primarily due to our net loss of $56.3 million being further adjusted by $36.4 million of changes in operating assets and liabilities driven primarily by an increase of $18.0 million in unbilled contracts receivable, partially offset by non-cash items such as SBC expense of $40.7 million, amortization of intangible assets of $34.8 million, depreciation expense of $13.4 million, and changes in deferred income taxes of $2.3 million.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $21.0 million for the year ended December 31, 2025, primarily related to capital expenditures, including capitalized internal-use software.

Net cash provided by investing activities was $50.8 million for the year ended December 31, 2024, primarily due to net proceeds from divestitures of $67.8 million, partially offset by capital expenditures of $16.8 million, including capitalized internal-use software.

Capital Expenditures

Our capital expenditures for property and equipment consist primarily of capitalized internal-use software, purchases of computer hardware and software, information systems, and production and test equipment. We expect capital expenditures in 2026 to be approximately $20.0 million. These expenditures are expected to be paid with existing cash and cash equivalents. There can be no assurance that current expectations will be realized, and plans are subject to change upon further review of our capital expenditure needs.

Cash Flows from Financing Activities

Net cash used in financing activities was $12.2 million for the year ended December 31, 2025, primarily due to the $50.0 million voluntary repayment of the Vewd senior unsecured promissory note, and $7.0 million in payment of withholding taxes related to net share settlement of equity awards, partially offset by $40.0 million of net loan proceeds borrowed under the AR Facility with PNC and $6.0 million in proceeds from the issuance of common stock under our ESPP.

Net cash used in financing activities was $19.4 million for the year ended December 31, 2024, due to $20.0 million in repurchases of common stock under the Program and $7.2 million in payment of withholding taxes related to net share settlement of equity awards, partially offset by $7.9 million in proceeds from the issuance of common stock under the ESPP.

Long-Term Debt Financing

In connection with the acquisition of Vewd in July 2022, we issued a senior unsecured promissory note (the “Promissory Note”) to the sellers of Vewd in the principal amount of $50.0 million, all of which was outstanding at December 31, 2024. Indebtedness outstanding under the Promissory Note bore an interest rate of 6.00% per annum, subject to certain potential adjustments. The Promissory Note was scheduled to mature on July 1, 2025. We were permitted, at any time and on any one or more occasions, to prepay all or any portion of the outstanding principal amount, plus accrued and unpaid interest, if any, under the Promissory Note without premium or penalty. On February 21, 2025, we voluntarily made a full principal payment of $50.0 million plus accrued interest by using a combination of cash on hand and a new long-term financing facility through the securitization of our accounts receivable as described below.

On February 21, 2025, we and Xperi SPV LLC (“Xperi SPV”), a special purpose subsidiary, entered into a Receivables Financing Agreement (the “RFA”) with PNC, and PNC Capital Markets LLC, and a Sale and Contribution Agreement (together with the RFA, the “RF Agreements”) among us, Xperi SPV and certain of our other wholly-owned subsidiaries to establish the AR Facility. Interest is payable on a monthly basis. The AR Facility is scheduled to terminate on February 21, 2028, unless terminated earlier pursuant to its terms. For a detailed description of the AR Facility, refer to Note 9—Debt and Receivables Securitization of the Notes to the Consolidated Financial Statements.

Upon entering into the RF Agreements on February 21, 2025, we borrowed $40.0 million under the AR Facility and selected the monthly Term SOFR Rate (as defined in the RFA). The RF Agreements contain various covenants that we believe are usual and customary. The interest payments on the AR Facility debt, exclusive of the debt issuance costs and related amortization, are expected to be approximately $2.4 million for the next 12 months and may vary with changes in interest rates. In December 2025, we repaid $1.1 million of the outstanding principal as the aggregate outstanding principal at the time temporarily exceeded the eligibility limit of the receivables and subsequently drew down the same amount. As of December 31, 2025, we were in compliance with the covenants under the RF Agreements.

Liquidity

We believe our current cash and cash equivalents, together with borrowings or availability under our AR Facility, will be sufficient to meet our needs for at least the next 12 months from the issuance date of the Consolidated Financial Statements included in this Annual Report. As we assess growth strategies, we may need to supplement our cash and cash equivalents with additional outside sources. As part of our liquidity strategy, we will continue to monitor our earnings and cash flow as well as our ability to access the capital markets as needed.

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

We may supplement our short-term liquidity needs with access to capital markets, if necessary, and further strategic cost savings initiatives. Our access to capital markets may be constrained and our cost of borrowing may increase under certain business and market conditions, and our liquidity is subject to various risks including the risks identified in “Risk Factors” included in Part I, Item 1A of this Form 10-K.

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. These financial statements have been prepared in conformity with GAAP in the United States which requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. We evaluate our estimates based on our historical experience and various other assumptions that are believed to be reasonable under the circumstances. These estimates relate to revenue recognition, recognition and measurement of deferred income tax assets and liabilities, and the assessment of unrecognized tax benefits. Actual results could differ from those estimates, and material effects on our operating results and financial position may result.

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

Our policy is to classify accrued interest and penalties related to the accrued liability for unrecognized tax benefits in the provision for income taxes. For the years ended December 31, 2025 and 2024, we recognized interest and penalties related to unrecognized tax benefits of $0.1 million and an immaterial amount, respectively. See Note 14—Income Taxes of the Notes to Consolidated Financial Statements for additional detail.

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

Bank Liquidity Risk

As of December 31, 2025, we had a total of $96.8 million of deposits in operating accounts that were held with both domestic and international financial institutions. These deposits could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors and they are not supported by the government of the jurisdiction where such cash is held. We have not incurred any losses and have had full access to our operating accounts to date. We believe any failures of domestic and international financial institutions could impact our ability to fund our operations in the short term.

Interest Rate Risk

We are exposed to changes in interest rates related to our RFA. As of December 31, 2025, we had outstanding indebtedness in the amount of $40.0 million under the AR Facility that was subject to variable interest rates, based on the secured overnight financing rate (“SOFR”). Changes in economic conditions outside of our control could result in higher interest rates, thereby increasing our interest expense and reducing the funds available for capital investment, operations or other purposes. Assuming no change in our outstanding indebtedness, we estimate that a 1% increase in the applicable SOFR interest rate would result in an annual increase in our interest expense of approximately $0.4 million. Any significant increase in our interest expense could negatively impact our results of operations and cash flows. If the U.S. Federal Reserve raises its benchmark interest rate, any increases would likely impact the borrowing rate on our outstanding indebtedness, and increase our interest expense, comparably.

Exchange Rate Risk

Our international business is subject to risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the U.S. dollar. Accordingly, our future results could be materially impacted by changes in these or other factors.

Due to our operations outside the United States, we are subject to the risks of fluctuations in foreign currency exchange rates, particularly related to the Polish zloty, Indian rupee, British pound, Euro, Japanese Yen, Chinese Yuan and New Taiwan Dollar. As a substantial majority of our non-U.S. revenue and expense transactions are denominated in U.S. dollars, fluctuations in foreign currency exchange rates could cause our products and services to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Some of our subsidiaries operate in their local currency, which mitigates a portion of the exposure related to fluctuations in foreign currency exchange rates.

We have established risk management strategies designed to reduce the impact of volatility of future cash flows caused by changes in the exchange rate for these currencies. These strategies reduce, but do not entirely eliminate, the impact of currency exchange rate movements. We minimize the impact of certain currency exchange rate fluctuations by hedging our exposure to certain foreign currencies with various financial institutions. If a financial counterparty to any of our hedging arrangements experiences financial difficulties or is otherwise unable to honor the terms of the foreign currency hedge, we may experience financial losses.

For derivative instruments that are designated and qualify as cash flow hedges under ASC 815, Derivatives and Hedging, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income or loss and reclassified into earnings in the same financial statement line as the item being hedged, and in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized each period under Interest and Other Income in the consolidated statements of operations. For derivative instruments that are not designated as hedging instruments, gains and losses are recognized each period under Interest and Other Income in the consolidated statements of operations.

As of December 31, 2025, we had outstanding foreign currency derivative contracts with a total notional amount of $74.7 million to buy and sell U.S. dollars in exchange for other currencies. Assuming a hypothetical 10% favorable or adverse movement in foreign currency exchange rates against the U.S. dollar, our outstanding foreign currency derivative contracts would experience a gain of approximately $6.3 million or a loss of approximately $5.2 million.

Item 8. Financial Statements and Supplementary Data

Our consolidated balance sheets as of December 31, 2025 and 2024, and the related consolidated statements of operations, equity, comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 2025 are set forth in this Annual Report at Item 15(a)(1).

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, using the criteria described in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm due to an exemption established by the rules of the SEC for emerging growth companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the quarterly period ended December 31, 2025 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

(a)
Not applicable.
(b)
During the three months ended December 31, 2025, no director or “officer” (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

BIOGRAPHICAL INFORMATION OF OUR DIRECTORS

Certain information concerning our current Board of Directors as of February 26, 2026 follows.

Darcy Antonellis

Ms. Antonellis, age 63, has served as a director at Xperi Inc. since its spin-off from Adeia Inc. (the “Former Parent”) in October 2022 (the “Separation”). Previously she served as a director at the Former Parent beginning in June 2020. Prior to that, she served as a director at Xperi Corporation beginning in December 2018. Ms. Antonellis has been the Operating Advisor of the technology, media and telecom sectors of ABS Capital Partners, a private equity firm, since June 2023. Prior to that, she served as Executive Advisor, Amdocs Ltd., a software and services company for communications, media, financial and digital enterprises from August 2021 to June 2023. Prior to joining Amdocs Ltd., from 2018 to August 2021, Ms. Antonellis served as Division President, Amdocs Inc., and Chief Executive Officer of Vubiquity Inc. (acquired by Amdocs in 2018), a global media and entertainment distribution technology and services provider. Prior to joining Vubiquity in 2014, Ms. Antonellis held numerous positions at Warner Bros., including President, Technical Operations and Chief Technology Officer. Ms. Antonellis also currently serves on the boards of directors of Cinemark Holdings Inc., Bango plc, and Vionlabs AB. She is a SMPTE Fellow and holds patents in the areas of digital distribution and audio/visual processing technologies. Ms. Antonellis brings extensive expertise in executive management, operations, and engineering, and her in-depth understanding of media technology and content services, media, and the entertainment industry to her role as a member of the Board.

Laura J. Durr

Ms. Durr, age 65, has served as a director at Xperi Inc. since September 2022, prior to its spin-off from its Former Parent. She previously served as a director at the Former Parent since June 2020. Prior to that, she served as a member of the Board of Directors of TiVo Corporation beginning in April 2019. Ms. Durr served as the Executive Vice President and Chief Financial Officer of Polycom, Inc. from May 2014 until its acquisition by Plantronics Inc. in July 2018. Prior to becoming Chief Financial Officer, Ms. Durr held various finance leadership roles at Polycom between 2004 and 2014, including Senior Vice President-Worldwide Finance, Chief Accounting Officer and Worldwide Controller. Prior to joining Polycom, Ms. Durr held executive positions in finance and administration at Quicksilver Technology, C Speed Corporation, Lucent Technologies and International Network Services and also spent six years at Price Waterhouse LLP. Ms. Durr currently serves on the board of directors of NETGEAR, Inc., a global networking company that delivers innovative products and services to consumers, businesses and service providers. She also serves on the board of directors of Owlet, Inc. Ms. Durr brings valuable leadership, operational and strategic experience and insight, given her background in finance and strategy for leading Silicon Valley technology companies, to her role as a member of the Board.

Jeremi T. Gorman

Ms. Gorman, age 48, has served as a director at Xperi Inc. since June 2024. Since August 2025, she has served as chief revenue officer of Fanatics Advertising, a division of Fanatics Holdings, Inc. (“Fanatics”), a global digital sports platform, and prior to that served as a senior advisor of the advertising division of Fanatics starting in January 2025. Ms. Gorman has previously served as a member of executive team, and the first President of Worldwide Advertising for Netflix Inc. until October 2023. Prior to joining Netflix, Ms. Gorman was chief business officer at Snap Inc. from November 2018 to September 2022 and held various positions at Amazon.com Inc. from 2012 to 2018, including as global head of enterprise advertising sales. Earlier in her career, Ms. Gorman held advertising and marketing roles at Yahoo!, Variety and Monster.com. Ms. Gorman brings valuable operational and strategic experience and insight, given her background in media, entertainment and technology, to her role as a member of the Board.

David C. Habiger

Mr. Habiger, age 57, has served as chairman of the board at Xperi Inc. since its spin-off from its Former Parent in October 2022. He previously served as chairman of the board at the Former Parent beginning in June 2020. Prior to that, he served as a director at Xperi Corporation beginning in December 2016. Prior to that, he served on the DTS, Inc. board beginning in March 2014, including as Chair of the Compensation Committee and a member of the Audit Committee. Mr. Habiger was president and CEO of J.D. Power from 2018 to May 2025, and prior to that, the CEO of Textura Corporation from 2012 to 2016, prior to its sale to Oracle. He also held the CEO position at NDS Group Ltd. from 2011 to 2012, prior to its sale to Cisco Systems, and was president and CEO at Sonic Solutions from 1992 to 2011, prior to its sale to Rovi. He demonstrated his skill in leading companies through all stages of development by guiding Sonic through an IPO and to its position as a leading cloud-based provider of premium movies and TV shows. Mr. Habiger is Chair of the Board of Directors of Reddit, Inc. and a director on the Board of Directors of Boston Scientific Corporation, Enersys, and the Federal Reserve Bank of Chicago. He serves on the Systems Activities, Bank Operations, and Risk Committee (SABOR) and the Governance & Human Resources Committee for the Federal Reserve. He is also a member of the board of trustees at Rush University Medical Center. Mr. Habiger has served on a variety of other public boards, currently serves on a variety of private boards and is a member of the Society of Motion Picture and Television Engineers. Mr. Habiger brings extensive experience and leadership skills in the digital media and entertainment industries, in-depth knowledge and understanding of the consumer electronics industry, and expertise in executive management to his role as Chair of the Board.

Jon E. Kirchner

Mr. Kirchner, age 58, has served as CEO and director at Xperi Inc. since its spin-off from its Former Parent in October 2022. Prior to that, he served as CEO and director at the Former Parent beginning in June 2020. Previously he was CEO of Xperi Corporation beginning in June 2017. Prior to that, Mr. Kirchner was President of Xperi Corporation following the completion of the acquisition of DTS, Inc. in December 2016. At DTS, he was appointed Chairman of the Board of Directors in 2010, served on the board of directors beginning in 2002, and served as the company's Chief Executive Officer beginning 2001. Prior to his tenure of Chief Executive Officer, Mr. Kirchner served in a number of senior leadership roles at DTS from 1993 to 2001, including director, President, Chief Operating Officer and Chief Financial Officer. Mr. Kirchner led DTS through a period of significant success, growing it from a small startup to a global industry leader generating over $190 million in licensing revenue. Prior to joining DTS, Mr. Kirchner worked for the consulting and audit groups at Price Waterhouse LLP (now PricewaterhouseCoopers LLP). From 2012 to 2023, Mr. Kirchner served on the board of directors of Free Stream Media Corporation (Samba TV), a leader in developing cross platform TV experiences for consumers and advertisers. Mr. Kirchner brings experience in the senior management of public companies (including service as chairman, president, Chief Executive Officer, Chief Operating Officer and Chief Financial Officer), extensive experience in the digital media and entertainment industries, and knowledge of the Company as its Chief Executive Officer, to his role as a member of the Board.

Roderick K. Randall

Mr. Randall, age 67, has served as a director at Xperi Inc. since June 2024. He has over 25 years of experience in the wireless, telecommunications, computer-networking and electric vehicle industries. Mr. Randall has served as an Executive Partner at Siris Capital Group, LLC, a private equity investment firm focused on building value at complex telecom and technology companies operating at scale, since 2010. Prior to his role at Siris Capital, Mr. Randall was a founding partner at S1 Capital Partners, Vesbridge Partners and a General Partner at St. Paul Venture Capital, where he led the mobile investment practice. Previously, Mr. Randall served as the Chief Marketing Officer at Lucent Technologies, and was a Vice President of Marketing at Ascend Communications. Prior to that, Mr. Randall was the Vice President of Strategic Market Development at Madge Networking, following its acquisition of Teleos Communications. Mr. Randall co-founded Teleos Communications in 1987 and served in a variety of roles at the company, including Chief Technology Officer, Vice President of Marketing and Business Development. Mr. Randall began his career at AT&T Bell Laboratories and holds several U.S. patents. Mr. Randall also previously served on the board of directors at Fisker Inc. from 2018 to 2024. Mr. Randall brings extensive experience in the senior management of public and private companies (including extensive experience in the telecommunications, wireless, computer-networking and electric vehicle industries), to his role as a member of the Board.

Christopher Seams

Mr. Seams, age 63, has served as director at Xperi Inc. since its spin-off from its Former Parent in October 2022. Previously he served as a director at the Former Parent beginning in June 2020, when Xperi Corporation merged with TiVo Corporation.

Prior to that, he served as a director at Xperi Corporation beginning in December 2016, when Tessera Technologies, Inc. acquired DTS, Inc. Prior to that, he served as a director at Tessera Technologies, Inc. beginning in March 2013. From 2013 to 2016, Mr. Seams was the Chief Executive Officer of Deca Technologies, a subsidiary of Cypress Semiconductor Corporation. Prior to Deca Technologies, Mr. Seams served as Executive Vice President of Sales & Marketing at Cypress. He also previously served as an Executive Vice President of Worldwide Manufacturing & Research and Development of Cypress. Mr. Seams joined Cypress in 1990 and held various technical and operational management positions in manufacturing, development, and operations. Prior to joining Cypress in 1990, he worked in process development for Advanced Micro Devices and Philips Research Laboratories. Mr. Seams also currently serves as Chair of the Board of Directors of ONTO Innovation Inc. (formerly Nanometrics). Mr. Seams brings extensive technology, leadership, and business experience to his role as a member of the Board.

BIOGRAPHICAL INFORMATION OF OUR EXECUTIVE OFFICERS

Certain information concerning our current executive officers as of February 26, 2026 follows. There are no family relationships between any of our executive officers.

Jon E. Kirchner – Please refer to the Biographical Information of our Directors for Mr. Kirchner’s biographical information.

Robert Andersen

Mr. Andersen, age 62, is Chief Financial Officer of Xperi Inc. Prior to its spin-off from its Former Parent in October 2022, he was the CFO of Xperi Holding Corporation. Prior to Xperi Corporation's merger with TiVo Corporation, he served as Executive Vice President and CFO of Xperi Corporation. Mr. Andersen joined Xperi Corporation in 2014 as CFO of Tessera Technologies, Inc., the predecessor to Xperi Corporation before the acquisition of DTS, Inc. in 2016. Mr. Andersen has many years of leadership experience in Silicon Valley at both private and public technology companies, including Phoenix Technologies, Wind River Systems and Hewlett Packard. Mr. Andersen served on the board of directors of Quantum Corporation through March 2017 and on the board of directors for the Alameda County Community Food Bank through December 2025. Mr. Andersen holds a B.A. in economics from the University of California, Davis, and an M.B.A. from the University of California, Los Angeles.

Rebecca K. Marquez

Ms. Marquez, age 54, has been Chief Legal Officer and Corporate Secretary of Xperi Inc. since December 2022. Prior to joining the Company, she was General Counsel at Ring LLC, which was acquired by Amazon in 2018. Before Ring, Ms. Marquez was Assistant General Counsel and Assistant Secretary at Tribune Publishing Company from 2014 to 2017, and Assistant General Counsel and Assistant Secretary at United Online, Inc. from 2003 to 2014. Prior to that, Ms. Marquez was an associate at Latham & Watkins from 1998 to 2003. Ms. Marquez currently serves on the board of directors of IPG Inc., a joint venture between Xperi's subsidiary, Rovi Product Corporation, and Dentsu Group Inc. Ms. Marquez is one of Xperi's representatives on IPG's board. She received a B.A. in communication studies and her J.D. from the University of California, Los Angeles.

Matt Milne

Mr. Milne, age 58, has been Chief Revenue Officer of Xperi Inc. since October 2022 and President of TiVo Ads since October 2025. Prior to its spin-off from its Former Parent in October 2022, he was Chief Revenue Officer of Xperi Holding Corporation. Prior to the merger between Xperi Corporation and TiVo Corporation, he served as TiVo’s Chief Revenue Officer beginning in January 2017. Mr. Milne joined TiVo (then Rovi) in February 2011 and served as Senior Vice President, CE Sales from 2011 to 2012. During his employment at TiVo, he also served as Executive Vice President, Worldwide Sales and Marketing from January 2012 to May 2014 and as Senior Vice President responsible for Tier 1 Intellectual Property Licensing and Sales from May 2014 to April 2016. He was promoted to Chief Revenue Officer in January 2017 after serving as SVP and GM of Intellectual Property and Licensing from April 2016. Prior to joining TiVo, Mr. Milne held various sales, marketing and product leadership positions at DivX, MediaFLO USA (a wholly owned subsidiary of Qualcomm Incorporated), Viewsonic, Gateway, Inc., Cameo Technologies and Western Digital. Mr. Milne currently serves on the board of directors of IPG Inc., a joint venture between Xperi's subsidiary Rovi Product Corporation and Dentsu Group Inc. Mr. Milne is one of Xperi's representatives on IPG's board. Mr. Milne holds a B.A. in business from California State University, Fullerton and an M.B.A. from California State Polytechnic University, Pomona.

Geir Skaaden

Mr. Skaaden, age 59, is Chief Products and Services Officer of Xperi Inc. Prior to its spin-off from its Former Parent in October 2022, he was Chief Products and Services Officer of Xperi Holding Corporation. Prior to the merger between Xperi Corporation and TiVo Corporation, Mr. Skaaden was Chief Products and Services Officer of Xperi Corporation. He served as DTS, Inc.’s Executive Vice President, Products, Platforms and Solutions from October 2015 until its acquisition by Xperi Corporation in December 2016, having previously served as DTS’s Senior Vice President, Corporate Business Development, Digital Content and Media Solutions. Earlier, he held a number of leadership roles where he oversaw product management, business development, global licensing and marketing. Before joining DTS in 2008, Mr. Skaaden served as the Chief Executive Officer at Neural Audio Corporation. Mr. Skaaden holds a B.A. in Finance from the University of Oregon, a business degree from the Norwegian School of Management, and an M.B.A. from the University of Washington.

Other Information

The remaining information required by this Item 10 is hereby incorporated by reference from the information under the captions “Insider Trading Policy and Procedures” that will be contained in the Proxy Statement for our 2026 Annual Meeting of Stockholders (the “Proxy Statement”).

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

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference from the information under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” that will be contained in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Xperi Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Xperi Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

February 26, 2026

We have served as the Company's auditor since 2024.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Xperi Inc.

Opinion on the Financial Statements

We have audited the consolidated statement of operations, of comprehensive loss, of equity and of cash flows of Xperi Inc. and its subsidiaries (the “Company”) for the year ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

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

XPERI INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue	$448,105	$493,688	$521,334
Operating expenses:
Cost of revenue, excluding depreciation and amortization of intangible assets	126,648	113,756	118,628
Research and development	135,054	191,352	222,833
Selling, general and administrative	181,869	218,106	233,403
Depreciation expense	13,426	12,638	16,645
Amortization expense	34,839	43,376	57,752
Impairment of long-lived assets	—	1,535	1,710
Total operating expenses	491,836	580,763	650,971
Operating loss	(43,731)	(87,075)	(129,637)
Interest and other income, net	6,093	829	2,991
Interest expense - debt	(2,979)	(3,008)	(3,000)
Gain on divestitures	—	100,833	—
(Loss) income before taxes	(40,617)	11,579	(129,646)
Provision for income taxes	15,722	12,448	10,042
Net loss	(56,339)	(869)	(139,688)
Less: net income (loss) attributable to noncontrolling interest	—	13,139	(3,075)
Net loss attributable to the Company	$(56,339)	$(14,008)	$(136,613)
Net loss per share attributable to the Company - basic and diluted	$(1.23)	$(0.31)	$(3.18)
Weighted-average number of shares used in computing net loss per share attributable to the Company - basic and diluted	45,869	45,057	43,012

The accompanying notes are an integral part of these consolidated financial statements.

XPERI INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net loss	$(56,339)	$(869)	$(139,688)
Other comprehensive income (loss):
Unrealized gain (loss) on cash flow hedges	1,601	(2,892)	1,128
Reclassification of foreign currency translation adjustments into net loss upon liquidation of foreign subsidiaries	45	—	—
Change in foreign currency translation adjustment	—	(327)	126
Comprehensive loss	(54,693)	(4,088)	(138,434)
Less: comprehensive income (loss) attributable to noncontrolling interest	—	13,139	(3,075)
Comprehensive loss attributable to the Company	$(54,693)	$(17,227)	$(135,359)

The accompanying notes are an integral part of these consolidated financial statements.

XPERI INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$96,824	$130,564
Accounts receivable, net	56,838	58,745
Unbilled contracts receivable, net	78,320	83,075
Prepaid expenses and other current assets	23,631	32,488
Deferred consideration from divestiture	11,880	—
Total current assets	267,493	304,872
Note receivable, noncurrent	31,928	29,702
Deferred consideration from divestiture, noncurrent	8,015	18,217
Unbilled contracts receivable, noncurrent	67,417	45,396
Property and equipment, net	51,926	44,473
Operating lease right-of-use assets	27,557	30,082
Intangible assets, net	128,882	163,714
Deferred tax assets	5,281	7,228
Other noncurrent assets	27,330	24,076
Total assets	$615,829	$667,760
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$12,352	$16,979
Accrued liabilities	82,160	94,420
Deferred revenue	16,137	23,950
Short-term debt	—	50,000
Total current liabilities	110,649	185,349
Long-term debt	40,000	—
Deferred revenue, noncurrent	15,072	20,932
Operating lease liabilities, noncurrent	21,487	19,932
Deferred tax liabilities	1,428	1,491
Other noncurrent liabilities	13,118	10,979
Total liabilities	201,754	238,683
Commitments and contingencies (Note 11)
Equity:
Preferred stock: $0.001 par value; 6,000 shares authorized as of December 31, 2025 and 2024; no shares issued and outstanding as of December 31, 2025 and 2024	—	—
Common stock: $0.001 par value; 140,000 shares authorized as of December 31, 2025 and 2024; 46,925 and 44,328 shares issued and outstanding as of December 31, 2025 and 2024, respectively	47	44
Additional paid-in capital	1,314,249	1,274,561
Accumulated other comprehensive loss	(4,438)	(6,084)
Accumulated deficit	(895,783)	(839,444)
Total equity	414,075	429,077
Total liabilities and equity	$615,829	$667,760

The accompanying notes are an integral part of these consolidated financial statements.

XPERI INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(56,339)	$(869)	$(139,688)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation	40,683	60,541	69,531
Amortization of intangible assets	34,839	43,376	57,752
Depreciation of property and equipment	13,426	12,638	16,645
Gain from divestitures	—	(100,833)	—
Deferred income taxes	2,255	(2,933)	(8,596)
Accrued interest income from note receivable	(2,226)	(2,026)	—
Accretion of discount from deferred consideration from divestitures	(1,678)	(1,061)	—
Loss from deconsolidation of Perceive subsidiary	—	4,839	—
Impairment of long-lived assets	—	1,535	1,710
Other	4,938	1,225	748
Changes in operating assets and liabilities:
Accounts receivable	(586)	(5,496)	5,721
Unbilled contracts receivable	(18,016)	(46,315)	(19,386)
Prepaid expenses and other assets	6,494	11,071	2,696
Accounts payable	(4,695)	(3,041)	5,071
Accrued and other liabilities	(5,937)	(25,325)	3,688
Deferred revenue	(13,673)	(2,666)	4,170
Net cash (used in) provided by operating activities	(515)	(55,340)	62
Cash flows from investing activities:
Capitalized internal-use software	(15,593)	(11,715)	(5,933)
Purchases of property and equipment	(5,384)	(5,043)	(6,815)
Purchases of intangible assets	(7)	(195)	(185)
Net proceeds from divestitures	—	67,773	—
Net cash (used in) provided by investing activities	(20,984)	50,820	(12,933)
Cash flows from financing activities:
Repayment of short-term debt	(50,000)	—	—
Withholding taxes related to net share settlement of equity awards	(6,966)	(7,215)	(4,875)
Payment of debt issuance costs	(1,249)	—	—
Repayment of long-term debt	(1,100)	—	—
Repurchases of common stock	—	(19,990)	—
Proceeds from long-term debt	41,100	—	—
Proceeds from issuance of common stock under employee stock purchase plan	5,974	7,855	11,927
Net cash (used in) provided by financing activities	(12,241)	(19,350)	7,052
Effect of exchange rate changes on cash and cash equivalents	—	—	126
Net decrease in cash and cash equivalents	(33,740)	(23,870)	(5,693)
Cash and cash equivalents at beginning of period	130,564	154,434	160,127
Cash and cash equivalents at end of period (1)	$96,824	$130,564	$154,434

(1) Included $12.3 million of cash and cash equivalents classified as held for sale at December 31, 2023.

	Year Ended December 31,
	2025	2024	2023
Reconciliation of cash, cash equivalents and cash classified as held-for-sale to consolidated balance sheets:
Cash and cash equivalents	$96,824	$130,564	$142,085
Cash and cash equivalents classified as held-for-sale, current (Note 7)	—	—	12,349
Total cash, cash equivalents and cash classified as held-for-sale in consolidated balance sheets	$96,824	$130,564	$154,434

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds (2)	$13,025	$19,122	$21,333
Interest paid	$2,417	$3,008	$3,000
Supplemental disclosure of noncash investing and financing activities:
Note receivable in exchange for consideration from divestitures	$—	$27,676	$—
Deferred consideration from divestiture	$—	$17,156	$—
Property and equipment included in accounts payable	$862	$516	$1,343
Costs capitalized for internal-use software included in accounts payable and accrued liabilities	$137	$414	$—

(2) Refer to Note 14—Income Taxes for the disaggregation of income taxes paid by jurisdiction, net of refunds received, upon the adoption of Accounting Standards Update (“ASU”) 2023-09 for the year ended December 31, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

XPERI INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Total Equity
Balance at December 31, 2022	42,066	$42	$1,136,330	$(4,119)	$(668,835)	$(14,432)	$448,986
Change in ownership interest of the Company	—	—	(410)	—	—	410	—
Vesting of restricted stock units, net of tax withholding	808	—	(4,875)	—	—	—	(4,875)
Issuance of common stock under employee stock purchase plan	1,337	2	11,925	—	—	—	11,927
Stock-based compensation	—	—	69,531	—	—	—	69,531
Foreign currency translation adjustment	—	—	—	126	—	—	126
Unrealized gain on cash flow hedges	—	—	—	1,128	—	—	1,128
Net loss	—	—	—	—	(136,613)	(3,075)	(139,688)
Balance at December 31, 2023	44,211	$44	$1,212,501	$(2,865)	$(805,448)	$(17,097)	$387,135
Change in ownership interest of the Company	—	—	881	—	—	(881)	—
Loss from deconsolidation of Perceive subsidiary	—	—	—	—	—	4,839	4,839
Vesting of restricted stock units, net of tax withholding	1,206	1	(7,216)	—	—	—	(7,215)
Issuance of common stock under employee stock purchase plan	1,076	1	7,854	—	—	—	7,855
Repurchases and retirement of common stock	(2,165)	(2)	—	—	(19,988)	—	(19,990)
Stock-based compensation	—	—	60,541	—	—	—	60,541
Foreign currency translation adjustment	—	—	—	(327)	—	—	(327)
Unrealized loss on cash flow hedges	—	—	—	(2,892)	—	—	(2,892)
Net (loss) income	—	—	—	—	(14,008)	13,139	(869)
Balance at December 31, 2024	44,328	$44	$1,274,561	$(6,084)	$(839,444)	$—	$429,077
Vesting of restricted stock units, net of tax withholding	1,556	1	(6,967)	—	—	—	(6,966)
Issuance of common stock under employee stock purchase plan	1,041	2	5,972	—	—	—	5,974
Stock-based compensation	—	—	40,683	—	—	—	40,683
Reclassification of foreign currency translation adjustments into net loss upon liquidation of foreign subsidiaries	—	—	—	45	—	—	45
Unrealized gain on cash flow hedges	—	—	—	1,601	—	—	1,601
Net loss	—	—	—	—	(56,339)	—	(56,339)
Balance at December 31, 2025	46,925	$47	$1,314,249	$(4,438)	$(895,783)	$—	$414,075

The accompanying notes are an integral part of these consolidated financial statements.

XPERI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – THE COMPANY AND DESCRIPTION OF BUSINESS

Xperi Inc. (“Xperi or the “Company”) is a leading media and entertainment technology company headquartered in Silicon Valley with operations around the world. The Company’s technologies are integrated into consumer devices, connected cars, and a variety of media platforms worldwide, enabling its unique audiences to connect with entertainment content in a more intelligent, immersive, and personal way. As the Company’s audiences engage with content on its platform, the Company operates a global, cross-screen advertising solution that enables brands to reach millions of engaged consumers across its rapidly expanding digital entertainment ecosystem, driving increased value for its partners, customers, and consumers. The Company operates in one reportable business segment and groups its revenue into four categories: Pay-TV, Consumer Electronics, Connected Car, and Media Platform.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company’s financial statements were prepared on a consolidated basis and include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The Company’s fiscal year ends on December 31. The Company employs a calendar month-end reporting period for its quarterly reporting.

For reporting periods in fiscal year 2024 and prior, the Company owned a controlling financial interest of its former subsidiary, Perceive Corporation (“Perceive”, later known as Xperi Pylon Corporation). In December 2024, Perceive was dissolved after all of its remaining assets and liabilities were distributed to the Company. At the time of its dissolution, the Company recognized a loss of $4.8 million within interest and other income, net, on its consolidated statements of operations upon the derecognition of the remaining balance of the noncontrolling interests in Perceive. Refer to Note 7—Divestitures for details concerning an asset sale transaction related to Perceive.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The accounting estimates and assumptions that require management’s most significant, challenging, and subjective judgment include the estimation of licensees’ quarterly royalties prior to receiving the royalty reports, the determination of stand-alone selling price and the transaction price in an arrangement with multiple performance obligations, the fair value of note receivable and deferred consideration in connection with the AutoSense in-cabin safety business and related imaging solutions (the “AutoSense Divestiture”), the assessment of useful lives and recoverability of other intangible assets and long-lived assets, recognition and measurement of current and deferred income tax assets and liabilities, the assessment of unrecognized tax benefits, and valuation of performance-based awards with a market condition. Actual results experienced by the Company may differ from management’s estimates.

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

Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available and that is evaluated on a regular basis by the chief operating decision-maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The CODM reviews financial information and manages the business on a consolidated basis for the purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it has one operating segment, which is also its reportable segment. For additional information, see Note 16—Geographic and Segment Related Information.

Cash and Cash Equivalents

Cash and cash equivalents primarily consist of deposits maintained in domestic and foreign financial institutions.

Non-Marketable Equity Investments

The Company holds an equity method investment in a privately-held entity over which it has the ability to exercise significant influence, but does not have a controlling interest. Under the equity method, the Company records its proportionate share of income or loss in interest and other income, net, in the consolidated statements of operations. The Company monitors its non-marketable securities portfolio for potential impairment.

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

Concentration of Credit and Other Risks

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, accounts receivable, unbilled contracts receivable, a note receivable and deferred consideration from divestitures. The Company maintains cash and cash equivalents with large financial institutions, and at times, the deposits may exceed the federally insured limits. As part of its risk management processes, the Company performs periodic evaluations of the relative credit standing of these financial institutions. The Company has not sustained material credit losses from instruments held at these financial institutions. In addition, the Company has cash and cash equivalents held in international bank accounts that are denominated in various foreign currencies and has established risk management strategies designed to minimize the impact of certain currency exchange rate fluctuations.

The Company believes that any concentration of credit risk in its accounts receivable and unbilled contracts receivable is substantially mitigated by its evaluation process and the high level of creditworthiness of its customers. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral.

For the years ended December 31, 2025, 2024, and 2023, no customer accounted for 10% or more of total revenue. As of December 31, 2025, no customer represented 10% or more of the Company’s net balance of accounts receivable, and two customers exceeded 10% of the Company’s combined net balance of current and noncurrent unbilled contracts receivable. As of December 31, 2024, no customer represented 10% or more of the Company’s net balance of accounts receivable, and one customer exceeded 10% of the Company’s combined net balance of current and noncurrent unbilled contracts receivable.

As part of the consideration for the AutoSense Divestiture, the Company received a note receivable and deferred consideration from Tobii AB (“Tobii”). Both of these instruments are exposed to credit risk arising from default on repayment from Tobii. The credit risk associated with the note receivable is mitigated by establishing a floating lien and security interest in certain of Tobii’s assets, rights, and properties, whereas the deferred consideration is not secured by any collateral. The Company utilizes valuation methodologies such as internally generated cash flow projections on the principal and interest of each instrument, along with the review of certain other data points, to determine the likelihood that the note receivable or deferred consideration will be repaid. Further, the Company assesses each instrument for credit losses and provides a reserve if full payment on the instruments may not occur as expected, in which case the reserve reflects the excess of the amortized cost basis over the results of the cash flow projections. The Company expects Tobii to make full payment on both instruments in accordance with the underlying agreement. Accordingly, no allowance for credit losses was recorded as of December 31, 2025.

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

Inventory

Inventories consist primarily of finished DVRs, non-DVRs and accessories and are stated at the lower of cost or net realizable value on an aggregate basis. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. Adjustments to reduce the carrying amount of inventory to the lower of cost or net realizable value are made, if required, for excess or obsolete goods, which includes a review of, among other factors, demand requirements and market conditions.

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

Capitalized Internal-Use Software

The Company capitalizes certain costs incurred in connection with software development projects for internal use during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Once the software development project is available for general release, capitalization ceases, and the Company estimates the useful life of the asset and begins amortization. Capitalized internal-use software costs are amortized on a straight-line basis over its estimated useful life.

Capitalization of Cloud Computing Costs

The Company capitalizes certain costs related to its enterprise cloud computing arrangements during the application development stage. During the post-implementation stage, these costs are amortized as hosting fees on a straight-line basis over the term of the hosting arrangements.

Identified Intangible Assets

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

Accounts Receivable Securitization Facility

Under the accounts receivable securitization program (the “AR Facility”) described in Note 9—Debt and Receivables Securitization, certain of the Company’s wholly-owned subsidiaries (collectively, the “Originators”) agree to periodically transfer and sell their trade receivables such as accounts receivable and unbilled contracts receivable, along with all related rights to a special purpose subsidiary, which the Company controls and consolidates in its financial statements. Once sold, the Originators have no continuing involvement in the transferred receivables.

In turn, the trade receivables held by the special purpose subsidiary are pledged as collateral against the amounts drawn from the AR Facility with PNC Bank, National Association (“PNC”), which the Company accounts for as a secured borrowing. The outstanding loan amount is classified as long-term debt in the consolidated balance sheets.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are recognized as ROU assets, along with their corresponding current and noncurrent lease liabilities in the Company’s consolidated balance sheets. The ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the leases do not provide an implicit rate, the

Company generally uses its incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The Company’s lease terms may include options to extend or terminate the lease, and these terms are factored into the valuation of ROU assets and liabilities when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The Company accounts for lease and non-lease components such as common area maintenance costs separately. Leases with an initial term of 12 months or less are not recorded on the balance sheets; expense for these leases is recognized on a straight-line basis over the lease term. Variable lease payments are expensed as incurred and are not included within the lease liability and ROU assets calculation.

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

Advertising Costs

Advertising costs are expensed as incurred and are presented within selling, general and administrative expense in the consolidated statements of operations. Advertising expenses for the years ended December 31, 2025, 2024 and 2023, were $10.6 million, $9.9 million, and $8.1 million, respectively.

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

Recent Accounting Pronouncements

The following are ASUs issued by the Financial Accounting Standards Board (“FASB”) that are relevant to the Company’s consolidated financial statements and related disclosures.

Accounting Standard Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of specific categories in the effective tax rate reconciliation and additional information for reconciling items that meet a quantitative threshold and further disaggregation of income taxes paid for individually significant jurisdictions. The Company adopted this guidance on a prospective basis within its December 31, 2025 consolidated financial statements. For further information, refer to Note 14—Income Taxes.

Accounting Standards Not Yet Adopted

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The update guidance aims to simplify how all entities currently estimate expected credit losses for their outstanding trade and other related receivables arising from revenue transactions and provides a practical expedient available for election by public entities. Once elected, all public entities are no longer required to consider forecasted information when estimating expected credit losses, but only the historical and current economic conditions relevant to the collectibility of the trade and other related receivables. The updated guidance will become effective on a prospective basis for the Company in the first quarter of 2026. The Company does not expect the impact upon adoption to be material to its consolidated financial statements.

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

Advertising revenue is generally recognized when the related advertisement is delivered. TV viewership data revenue is generally recognized over time as the customer obtains the underlying data. Metadata for ad measurement and programming analytics is generally recognized over time as the customer obtains the scheduled data. License revenue for the core middleware solutions is generally recognized either on a per-unit royalty or a minimum guarantee or fixed fee basis, similar to “Consumer Electronics” described in the section above.

Hardware Products, Services and Settlements/Recoveries

The Company sold hardware products, primarily to end consumers, within the Pay-TV and Consumer Electronics product categories. Hardware product revenue was generally recognized when the promised product was delivered.

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

The Company actively monitors and enforces its technology licenses, including seeking appropriate compensation from customers that have under-reported royalties owed under a license agreement and from third parties that utilize the Company’s technologies without a license. As a result of these activities, the Company may, from time to time, recognize revenue from periodic compliance audits of licensees for underreporting royalties incurred in prior periods, or from settlement of license disputes. These settlements and recoveries may cause revenue to be higher than expected during a particular reporting period and such settlements and recoveries may not occur in subsequent periods. The Company recognizes revenue from settlements and recoveries when a binding agreement has been executed or a revised royalty report has been received and the Company concludes collection is probable.

Disaggregation of Revenue

The Company’s revenue that is recognized over time consists primarily of per unit royalties, per-subscriber per-month or monthly license fees, single performance obligations satisfied over time, and NRE services. Revenue that is recognized at a point in time consists primarily of fixed fee or minimum guarantee licensing contracts, advertising, hardware products, and settlements/recoveries.

The following table summarizes revenue by timing of recognition (in thousands):

	Year Ended December 31,
	2025	2024	2023
Recognized over time	$320,219	$362,713	$410,865
Recognized at a point in time	127,886	130,975	110,469
Total revenue	$448,105	$493,688	$521,334

The following table summarizes revenue by product category (in thousands):

	Year Ended December 31,
	2025	2024	2023
Pay-TV	$205,734	$259,712	$244,708
Consumer Electronics	77,587	81,993	132,355
Connected Car	124,339	111,144	94,864
Media Platform	40,445	40,839	49,407
Total revenue	$448,105	$493,688	$521,334

The following table summarizes revenue by geographic location (in thousands):

	Year Ended December 31,
	2025		2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
U.S. and Canada (1)	$233,481	52%	$256,345	52%	$293,849	56%
Asia Pacific	143,231	32	150,654	31	152,248	29
Europe, Middle East and Africa	43,329	10	46,442	9	41,113	8
Other	28,064	6	40,247	8	34,124	7
Total revenue	$448,105	100%	$493,688	100%	$521,334	100%
(1)
For the year ended December 31, 2025, 2024, and 2023, the Company recognized $206.3 million, $237.8 million, and $268.0 million of revenue from the U.S., which represented 46%, 48%, and 51% of total revenue for the respective periods.

A significant portion of the Company’s revenue is derived from licensees headquartered outside of the U.S., principally in Asia Pacific and Europe, the Middle East and Africa. Japan, which is part of Asia Pacific, contributed a significant amount of revenue, as shown in the following table (in thousands):

	Year Ended December 31,
	2025		2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Japan	$73,869	16%	$80,773	16%	$83,138	16%

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

The following table presents additional revenue disclosures (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$23,690	$25,202	$20,620
Performance obligations satisfied in previous periods (true ups, recoveries, and settlements) (1)	$1,666	$9,999	$11,863
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

Remaining Performance Obligations

Remaining performance obligations represent contracted revenue that has not yet been recognized. As of December 31, 2025, the Company’s remaining performance obligations and the period over which they are expected to be recognized were as follows (in thousands):

Year Ending December 31:	Amounts
2026	$63,275
2027	27,038
2028	15,872
2029	10,033
2030	7,153
Thereafter	152
Total	$123,523

Allowance for Credit Losses

The following table presents the activity in the allowance for credit losses for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Year Ended December 31,
	2025		2024		2023
	Accounts Receivable	Unbilled Contracts Receivable	Accounts Receivable	Unbilled Contracts Receivable	Accounts Receivable	Unbilled Contracts Receivable
Beginning balance	$946	$499	$1,906	$190	$1,950	$369
Provision for credit losses	2,221	664	(172)	308	497	52
Recoveries/charge-off	(319)	(12)	(788)	1	(541)	(231)
Balance at end of period	$2,848	$1,151	$946	$499	$1,906	$190

NOTE 4 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2025	2024
Prepaid expenses	$14,286	$21,027
Prepaid income taxes	7,401	8,295
Finished goods inventory	—	1,061
Other	1,944	2,105
Total	$23,631	$32,488

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2025	2024
Computer equipment and software	$54,840	$54,737
Capitalized internal-use software	38,699	23,384
Office equipment and furniture	10,470	10,773
Building	17,876	17,876
Land	5,300	5,300
Leasehold improvements	10,810	10,778
Construction in progress	1,325	1,979
Total property and equipment	139,320	124,827
Less: accumulated depreciation and amortization(1)	(87,394)	(80,354)
Property and equipment, net	$51,926	$44,473
(1)
Includes $11.3 million and $4.1 million as of December 31, 2025 and 2024, respectively, of accumulated amortization associated with capitalized internal-use software.

Due to the global downsizing of its real estate footprint, the Company vacated a number of its leased office facilities, resulting in the impairment of the leasehold improvements completed at those facilities. There was no impairment of leasehold improvements for the year ended December 31, 2025. For the years ended December 31, 2024 and 2023, the Company recorded impairment charges of $0.6 million and $0.4 million, respectively. See Note 10—Leases for more detail.

The following table summarizes the capitalization and amortization of internal-use software for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Costs capitalized associated with internal-use software	$15,465	$12,160	$5,933
Amortization of capitalized internal-use software	7,241	2,547	1,503

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2025	2024
Employee compensation and benefits	$38,125	$33,360
Accrued expenses	15,442	16,108
Current portion of operating lease liabilities	8,858	15,353
Accrued income taxes	5,913	6,259
Accrued rebates and other payments to customers	3,914	4,289
Third-party royalties	3,300	5,171
Accrued other taxes	1,889	8,370
Other	4,719	5,510
Total	$82,160	$94,420

NOTE 5 – FINANCIAL INSTRUMENTS

Non-marketable Equity Securities

As of December 31, 2025 and 2024, other noncurrent assets included equity securities accounted for under the equity method with a carrying amount of $4.7 million. No impairments to the carrying amount of the Company’s non-marketable equity securities were recognized in the years ended December 31, 2025, 2024, and 2023.

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

The notional and fair values of all derivative instruments were as follows (in thousands):

		December 31,
	Location in Balance Sheet	2025	2024
Derivative instruments designated as cash flow hedges:
Fair value—foreign exchange contract liabilities, net amount	Accrued liabilities	$257	$1,858

Notional value held to buy U.S. dollars in exchange for other currencies		$8,196	$5,074
Notional value held to sell U.S. dollars in exchange for other currencies		$66,476	$57,329

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

The gross amounts of the Company’s foreign currency forward contracts and the net amounts recorded in the Company’s consolidated balance sheets were as follows (in thousands):

	December 31,
	2025	2024
Gross amount of recognized assets	$1,009	$173
Gross amount of recognized liabilities	(1,266)	(2,031)
Net liabilities	$(257)	$(1,858)

The changes in AOCL related to the cash flow hedges consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Beginning balance	$(1,858)	$1,034	$(94)
Other comprehensive gain (loss) before reclassification	2,175	(2,107)	1,190
Amounts reclassified from accumulated other comprehensive loss into net loss	(574)	(785)	(62)
Net current period other comprehensive gain (loss)	1,601	(2,892)	1,128
Ending balance	$(257)	$(1,858)	$1,034

The following table summarizes the gains recognized upon settlement of the hedged transactions in the consolidated statement of operations for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Research and development	$842	$690	$841
Selling, general and administrative	67	74	192
Total	$909	$764	$1,033

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

Financial Instruments Not Recorded at Fair Value

The following table presents the fair value hierarchy for the Company’s assets and liabilities recorded at their carrying amount, bur for which the fair value is disclosed (in thousands):

	December 31,
	2025		2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Note receivable, noncurrent	$31,928	$33,112	$29,702	$28,223
Deferred consideration from divestitures(1)	19,895	23,218	18,217	18,342
Total assets	$51,823	$56,330	$47,919	$46,565

Liabilities:
Senior Unsecured Promissory Note	$—	$—	$50,000	$50,000
AR Facility	$40,000	$40,000	$—	$—

(1) Includes $11.9 million as of December 31, 2025 of the net carrying amount of the holdback consideration from the Perceive Transaction (as described in Note 7—Divestitures), which approximates its associated fair value and is classified as current in the consolidated balance sheets.

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

Debt is classified within Level 2 of the fair value hierarchy. As of December 31, 2025, long-term debt included the AR Facility (as defined in Note 9—Debt and Receivables Securitization) with a floating interest rate based on market conditions. As of December 31, 2024, short-term debt included the senior unsecured promissory note. The carrying amounts of these two debt instruments approximated their respective fair values. Refer to Note 9—Debt and Receivables Securitization for additional information on these two debt instruments.

NOTE 7 – DIVESTITURES

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

The Company elected to present accrued interest within the carrying amount of note receivable, noncurrent, in the consolidated balance sheets. The carrying amount of the Tobii Note is as follows (in thousands):

	December 31,
	2025	2024
Outstanding principal amount	$27,676	$27,676
Add: interest accrued to date	4,252	2,026
Carrying amount—note receivable, noncurrent	$31,928	$29,702

For the years ended December 31, 2025 and 2024, the Company recognized interest income of $2.2 million and $2.0 million, respectively.

Deferred Consideration

The deferred consideration consists of guaranteed future cash payments, which are scheduled to be made by Tobii in four annual payments as follows (in thousands):

Date of Payment:	Amount
February 15, 2028	$3,000
February 15, 2029	2,250
February 15, 2030	4,500
February 15, 2031	5,250
Total future payments	$15,000

At the closing date of the Tobii Note, there was $9.2 million of discount on the deferred consideration to be accreted as interest income up to the date of the final payment. For the years ended December 31, 2025 and 2024, the Company accreted $1.2 million and $1.0 million of the discount as interest income, respectively.

The net carrying amount of the deferred consideration is as follows (in thousands):

	December 31,
	2025	2024
Total deferred consideration	$15,000	$15,000
Less: unamortized discount on deferred consideration	(6,985)	(8,197)
Net carrying amount	$8,015	$6,803

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

Perceive Corporation

In August 2024, the Company and one of its subsidiaries, Perceive (“Seller”), of which the Company owned approximately 76.4% of the equity interests, entered into an Asset Purchase Agreement with Amazon.com Services LLC (“Buyer”) pursuant to which Buyer has agreed to purchase and assume from Seller substantially all the assets and certain liabilities of Seller for $80.0 million in cash, including a holdback of $12.0 million to be held for 18 months after the closing of the transaction to secure the Company’s and Seller’s indemnification obligations (the “Perceive Transaction”). The Perceive Transaction was subsequently completed in October 2024.

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

Upon the completion of the Perceive Transaction in October 2024, the Company recognized a pre-tax gain of $77.9 million, of which $59.5 million was attributable to the Company.

Holdback Consideration

Upon the completion of the Perceive Transaction, the holdback consideration of $12.0 million was estimated to have a then fair value of $11.3 million, resulting in a discount of $0.7 million. For the year ended December 31, 2025, discount accreted as interest income was $0.5 million, whereas it was insignificant in the year ended December 31, 2024.

The net carrying amount of the holdback consideration is as follows (in thousands):

	December 31,
	2025	2024
Holdback consideration	$12,000	$12,000
Less: unamortized discount on holdback consideration	(120)	(586)
Net carrying amount	$11,880	$11,414

NOTE 8 – INTANGIBLE ASSETS, NET

Identified intangible assets consisted of the following (in thousands):

		December 31, 2025
	Weighted-Average Remaining Useful Life (in years)	Gross Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets
Acquired patents	4.2	$17,281	$(7,896)	$9,385
Existing technology / content database	3.4	219,919	(202,295)	17,624
Customer contracts and related relationships	3.4	493,685	(413,461)	80,224
Trademarks/trade name	1.5	39,313	(39,064)	249
Non-compete agreements		3,101	(3,101)	—
Total finite-lived intangible assets		773,299	(665,817)	107,482
Indefinite-lived intangible assets:
TiVo tradename/trademarks	N/A	21,400	—	21,400
Total intangible assets		$794,699	$(665,817)	$128,882

		December 31, 2024
	Weighted-Average Remaining Useful Life (in years)	Gross Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets
Acquired patents	5.2	$17,281	$(5,687)	$11,594
Existing technology / content database	4.0	219,912	(194,041)	25,871
Customer contracts and related relationships	4.4	493,685	(389,251)	104,434
Trademarks/trade name	2.5	39,313	(38,898)	415
Non-compete agreements		3,101	(3,101)	—
Total finite-lived intangible assets		773,292	(630,978)	142,314
Indefinite-lived intangible assets:
TiVo tradename/trademarks	N/A	21,400	—	21,400
Total intangible assets		$794,692	$(630,978)	$163,714

As of December 31, 2025, the estimated future amortization expense of finite-lived intangible assets was as follows (in thousands):

Year Ending December 31:	Amounts
2026	$31,508
2027	30,666
2028	30,328
2029	14,342
2030	584
Thereafter	54
Total amortization	$107,482

NOTE 9 – DEBT AND RECEIVABLES SECURITIZATION

Vewd Promissory Note

In connection with the acquisition of Vewd Software Holdings Limited (“Vewd”) on July 1, 2022, the Company issued a senior unsecured promissory note (the “Promissory Note”) to the sellers of Vewd in a principal amount of $50.0 million. Indebtedness outstanding under the Promissory Note bears an interest rate of 6.00% per annum, payable in cash on a quarterly basis. The Promissory Note matured on July 1, 2025, but the Company was permitted to prepay all of the outstanding principal amount at any time, plus accrued and unpaid interest without any premium or penalty.

The Promissory Note included certain covenants that restricted the Company and each guarantor’s ability to, among other things, incur certain indebtedness or engage in any material line of business substantially different from those lines of business conducted by the Company on the closing date of the acquisition. The Promissory Note did not contain any financial covenants.

The outstanding principal amount of $50.0 million on the Promissory Note was classified as current as of December 31, 2024. In February 2025, the Company repaid the full outstanding principal along with accrued interest, with $40.0 million of net loan proceeds from the AR Facility with PNC (as described below) and the remainder with cash on hand.

PNC AR Facility

In February 2025, the Company entered into a Receivables Financing Agreement (the “RFA”) to establish an AR Facility with PNC. Under the AR Facility, the Originators agreed to periodically transfer and sell their trade receivables such as accounts receivable and unbilled contracts receivable, along with all related rights to Xperi SPV LLC (“Xperi SPV”), the Company’s special purpose subsidiary, while the Company manages the associated collection and administrative responsibilities. Xperi SPV then borrows funds from PNC from time to time, secured by liens on the trade receivables.

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

In February 2025, the Company borrowed $40.0 million under the AR Facility, which remained outstanding as of December 31, 2025. In December 2025, the Company repaid $1.1 million of the outstanding principal as the aggregate outstanding principal at the time temporarily exceeded the eligibility limit of the receivables and subsequently drew down the same amount. As of December 31, 2025, accounts receivable and unbilled contracts receivable totaling $127.0 million were included in the balance sheet of Xperi SPV and pledged as collateral against the borrowing.

The Company capitalized fees incurred to establish the securitization program of $1.2 million, which are amortized on a straight-line basis over the commitment term of three years. Fees amortized were $0.4 million for the year ended December 31, 2025, and recognized under “interest expense—debt” in the consolidated statements of operations.

The AR Facility contains customary covenants included in debt arrangements, and certain liquidity and related covenants involving various types of financial performance measures such as liquidity ratio, default ratio, dilution ratio, delinquency ratio, and days sales outstanding. Subject in some cases to cure periods, amounts outstanding under the RFA may be accelerated for customary events of default including, but not limited to, the failure to make payments or deposits when due, borrowing base deficiencies, and the failure to observe or comply with any covenant. The Company was in compliance with all covenants as of December 31, 2025.

Total interest expense for debt was $3.0 million for each of the years ended December 31, 2025, 2024, and 2023.

NOTE 10 – LEASES

The Company leases office and research facilities, data centers and office equipment under operating leases with various expiration dates through 2032. Certain leases offer the option to renew and to terminate before the expiration date. Leases with an initial term of 12 months or less are not recognized on the balance sheets; expense for these leases is recognized on a straight-line basis over the lease term. Variable lease payments are expensed as incurred and are not considered when evaluating the ROU assets and lease liabilities.

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

Due to factors such as changes in how certain office facilities were being used, significant decrease in the expected market price associated with the leased facilities, and expected delays in the ability to sublease vacated office spaces, the Company impaired certain ROU assets. There was no impairment of ROU assets for the year ended December 31, 2025. Impairment charges of $1.5 million and $1.7 million were recorded in the years ended December 31, 2024 and 2023, respectively, to reduce the carrying amount of certain ROU assets, including the related leasehold improvements.

The components of operating lease costs were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Fixed lease cost (1)	$16,631	$16,966	$20,306
Variable lease cost	4,655	4,164	5,130
Less: sublease income	(8,609)	(8,192)	(9,896)
Total operating lease cost	$12,677	$12,938	$15,540

(1)
Includes short-term leases expensed on a straight-line basis.

The following table presents supplemental cash flow information arising from lease transactions (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash payments included in the measurement of operating lease liabilities	$16,502	$17,669	$19,968
ROU assets obtained in exchange for lease obligations	$11,475	$5,975	$11,563

The weighted-average remaining term of the Company’s operating leases and the weighted-average discount rate used to measure the present value of the operating lease liabilities are as follows:

	December 31,
	2025	2024
Weighted-average remaining lease term (in years)	4.4	2.9
Weighted-average discount rate	6.9%	5.5%

Future minimum lease payments and related lease liabilities as of December 31, 2025 were as follows (in thousands):

	Operating Lease Payments (1)	Sublease Income	Net Operating Lease Payments
2026	$10,662	$(1,563)	$9,099
2027	8,591	(368)	8,223
2028	5,981	(379)	5,602
2029	3,906	(291)	3,615
2030	2,404	—	2,404
Thereafter	3,879	—	3,879
Total lease payments	35,423	$(2,601)	$32,822
Less: imputed interest	(5,078)
Present value of operating lease liabilities	$30,345

Less: operating lease liabilities, current portion	(8,858)
Noncurrent operating lease liabilities	$21,487
(1)
Future minimum lease payments exclude short-term leases as well as payments to landlords for variable common area maintenance, insurance and real estate taxes.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Unconditional Purchase Obligations

In the ordinary course of business, the Company enters into contractual agreements with third parties that include non-cancelable payment obligations, for which it is liable in future periods. These arrangements primarily include unconditional purchase obligations to service providers. Total future unconditional purchase obligations as of December 31, 2025 were as follows (in thousands):

Year Ending December 31:	Amounts
2026	$58,154
2027	27,368
2028	11,447
2029	10,023
2030	7,990
Thereafter	6,060
Total	$121,042

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

NOTE 12 – NET LOSS PER SHARE ATTRIBUTABLE TO THE COMPANY

Basic net loss per share attributable to the Company is computed by dividing the net loss attributable to the Company by the number of weighted-average outstanding common shares in the period. Potentially dilutive common shares, such as common shares issuable upon vesting of restricted stock awards and units and shares purchased under the Employee Stock Purchase Plan (“ESPP”) are typically reflected in the computation of diluted net income per share by application of the treasury stock method. Due to the net losses reported, these potentially dilutive securities were excluded from the computation of diluted net loss per share, since their effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share attributable to the Company (in thousands, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net loss attributable to the Company—basic and diluted	$(56,339)	$(14,008)	$(136,613)
Denominator:
Weighted-average number of shares used in computing net loss per share attributable to the Company—basic and diluted	45,869	45,057	43,012
Net loss per share attributable to the Company—basic and diluted	$(1.23)	$(0.31)	$(3.18)

The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Stock options	—	52	106
Restricted stock units	6,650	7,405	7,067
ESPP	77	60	81
Total	6,727	7,517	7,254

NOTE 13 – STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Equity Incentive Plan

Under the Xperi Inc. 2022 Equity Incentive Plan (the “2022 EIP”), the Company may grant equity-based awards to employees, non-employee directors, and consultants for services rendered to the Company (or any parent or subsidiary) in the form of stock options, restricted stock awards, RSUs, stock appreciation rights, dividend equivalents and performance awards, or any combination thereof. The 2022 EIP includes an automatic annual increase to its shares reserve on January 1 of each year as set forth in the plan document.

The vesting criteria for restricted stock units has historically been the passage of time or meeting certain performance-based objectives, and continued employment through the vesting period over three or four years for time-based awards or three years for performance-based awards.

As of December 31, 2025, there were approximately 5.2 million shares reserved for future grant under the 2022 EIP.

Employee Stock Purchase Plan

In October 2022, the Company adopted the Xperi Inc. 2022 Employee Stock Purchase Plan (as amended, the “2022 ESPP”), which originally provided consecutive overlapping 24-month offering periods, with four purchase periods that were generally six months in length, commencing on each December 1 and June 1 during the term of the 2022 ESPP. The 2022 ESPP was subsequently amended, and commencing December 1, 2023, the length of the offering periods was reduced from 24 months to 12 months and the employee’s maximum participant contribution was reduced from 100% to 15% of the employee’s after-tax base earnings and commissions up to the limit imposed by the Internal Revenue Service.

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

The 2022 ESPP also includes a reset provision which is triggered if the fair market value per share of the Company’s common stock on any purchase date during an offering period is less than the fair market value per share on the start date of any 12-month offering period. Upon occurrence of the reset, the existing offering period will automatically terminate and a new 12-month offering period will begin on the next business day.

The 2022 ESPP has experienced a number of offering period resets. Each reset is treated as a modification in accordance with ASC 718—Stock Based Compensation, with the incremental fair value recognized on a straight-line basis over the new 12-month offering period. A reset occurred in December 2025 and June 2024, resulting in an incremental fair value of $1.5 million and $2.0 million, respectively.

The following table summarizes information for shares purchased under the 2022 ESPP for the years ended December 31, 2025, 2024, and 2023 (amounts in thousands, except for weighted-average purchase price):

	Year Ended December 31,
	2025	2024	2023
Shares issued under ESPP	1,041	1,076	1,337
Weighted-average purchase price	$5.74	$7.30	$8.92
Aggregate net proceeds from issuance	$5,974	$7,855	$11,927

As of December 31, 2025, there were approximately 1.5 million shares reserved for future grant under the 2022 ESPP.

The following table summarizes the valuation assumptions used in estimating the fair value of the 2022 ESPP for the offering periods in effect using the Black-Scholes option pricing model:

	Year Ended December 31,
	2025	2024	2023
Expected life (years)	0.5 — 1.0	0.5 — 1.0	0.5 — 2.0
Risk-free interest rate	4.3% — 5.1%	4.3% — 5.4%	4.3% — 5.4%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	42.9% — 44.1%	44.4% — 45.6%	44.1% — 51.2%

The Company uses the Black-Scholes option pricing model to determine the estimated fair value of ESPP shares. The determinations of these assumptions are outlined below:

Expected life—The expected life is derived by the length of time from the grant date to each of the six-month purchase dates on which shares are purchased by the employees over the offering period of one year.

Volatility—Stock price volatility is based on the trading history of the Company’s common stock over the expected life of the ESPP.

Risk-free interest rate—The risk-free interest rate assumption is based on the U.S. Treasury rate for issues, commensurate with the expected life.

Dividend yield—The Company does not expect to pay dividends in the foreseeable future.

Stock Options

The Company did not grant additional stock options during the year ended December 31, 2025. All outstanding stock options were fully vested and exercisable as of December 31, 2025, and were immaterial for financial statement disclosure purposes.

Restricted Stock Units

Information with respect to outstanding RSUs (including both time-based vesting and performance-based vesting) for the year ended December 31, 2025 is as follows (in thousands, except per share amounts):

	Number of Shares Subject to Time- based Vesting	Number of Shares Subject to Performance- based Vesting	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2024	5,258	2,147	7,405	$13.66
Granted	2,330	712	3,042	$8.22
Vested / released	(2,257)	(143)	(2,400)	$13.16
Canceled / forfeited	(712)	(685)	(1,397)	$17.75
Balance at December 31, 2025	4,619	2,031	6,650	$10.50

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

In April 2023, the Company modified certain vesting conditions related to market-based PSUs granted in 2022, resulting in a total incremental compensation expense of $2.9 million, which was recognized over the remaining requisite service period through April 2025.

The Company uses the closing trading price of its common stock on the date of grant as the fair value of awards of RSUs and PSUs that are based on Company-designated performance targets. For PSUs that are based on market conditions, fair value is estimated by using a Monte Carlo simulation on the date of grant.

The following assumptions were used in the Monte Carlo simulation model to determine the fair value of the PSUs with market conditions that were granted during the period:

	Year Ended December 31,
	2025	2024	2023
Expected life (years)	3.0	3.0	1.5 — 2.8
Risk-free interest rate	3.9%	4.2%	4.5% — 5.0%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	46.2%	43.9%	44.1% — 51.2%

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

There were no repurchases of common stock during the year ended December 31, 2025. As of December 31, 2025, the total remaining amount available for repurchase was $80.0 million. The Company may continue to execute authorized repurchases from time to time under the Program.

Stock-Based Compensation

Total stock-based compensation expense for the years ended December 31, 2025, 2024 and 2023 is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of revenue, excluding depreciation and amortization of intangible assets	$3,385	$3,216	$3,466
Research and development	12,768	20,634	25,276
Selling, general and administrative	24,530	36,691	40,789
Total stock-based compensation expense	$40,683	$60,541	$69,531

Stock-based compensation expense categorized by award type for the years ended December 31, 2025, 2024 and 2023 is summarized in the table below (in thousands):

	Year Ended December 31,
	2025	2024	2023
RSUs	$32,654	$41,516	$45,660
PSUs	5,370	14,283	18,519
ESPP	2,659	4,742	5,352
Total stock-based compensation expense	$40,683	$60,541	$69,531

As of December 31, 2025, unrecognized stock-based compensation expense related to unvested equity-based awards is as follows (amounts in thousands):

	December 31, 2025
	Unrecognized Stock-Based Compensation	Weighted-Average Period to Recognize Expense (in years)
RSUs	$24,167	1.7
PSUs	5,932	1.7
ESPP	1,901	0.4
Total unrecognized stock-based compensation expense	$32,000

NOTE 14 – INCOME TAXES

The components of income (loss) before taxes are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
U.S.	$(75,233)	$(31,758)	$(142,447)
Foreign	34,616	43,337	12,801
(Loss) income before taxes	$(40,617)	$11,579	$(129,646)

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current:
U.S. federal	$(696)	$3,696	$1,398
Foreign	13,853	12,161	16,546
State and local	310	(476)	694
Total current	13,467	15,381	18,638
Deferred:
U.S. federal	—	(10)	19
Foreign	2,318	(2,748)	(8,113)
State and local	(63)	(175)	(502)
Total deferred	2,255	(2,933)	(8,596)
Provision for income taxes	$15,722	$12,448	$10,042

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes.

The amount of valuation allowance that was released due to the changes in circumstances that affect the realizability of deferred tax assets was immaterial for the year ended December 31, 2025, and $1.3 million for the year ended December 31, 2024.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Loss carryforward	$25,977	$33,497
Research credits	24,207	14,998
Foreign tax credits	20,217	10,026
Accrued expenses	15,806	16,377
Fixed and intangible assets	1,703	6,216
Deferred revenue	9,007	9,768
Capitalized R&D	90,391	95,281
Lease liabilities	6,674	8,981
Other tax credits	—	2,378
Other	1,249	1,668
Gross deferred tax assets	195,231	199,190
Valuation allowance	(162,253)	(152,235)
Net deferred tax assets	32,978	46,955
Deferred tax liabilities:
Fixed and intangible assets	(21,620)	(27,391)
ROU assets	(5,958)	(7,603)
Other	(1,547)	(6,224)
Gross deferred tax liabilities	(29,125)	(41,218)
Net deferred tax assets	$3,853	$5,737

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

As of December 31, 2025, the Company had recorded deferred tax assets for the tax effects of the following gross tax loss carryforwards (in thousands):

	Carry forward Amount	Years of Expiration
Federal	$24,742	2027—Indefinite
State (post-apportionment)	$113,555	2026—Indefinite

As of December 31, 2025, the Company had recorded deferred tax assets for the tax effects of the following gross capital loss carryforwards (in thousands):

	Carry forward Amount	Years of Expiration
Federal	$79,033	2029

As of December 31, 2025, the Company had the following credits available to reduce future income tax expense (in thousands):

	Carry forward Amount	Years of Expiration
Federal research and development credits	$15,709	2031—2045
State research and development credits	$22,530	Indefinite
Foreign tax credits	$20,217	2030—2035

The deferred tax asset valuation allowance and changes in the deferred tax asset valuation allowance consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of period	$152,235	$157,595	$111,779
Charged (credited) to expenses	9,996	(5,051)	46,397
Charged (credited) to other accounts	22	(309)	(581)
Balance at end of period	$162,253	$152,235	$157,595

The following is a reconciliation of the federal statutory income tax rate to the Company’s effective tax rate, upon the adoption of ASU 2023-09, for the year ended December 31, 2025, summarized in reporting currency and income tax rate (amounts in thousands):

	Year Ended December 31,
	2025
	Amount	Tax Rate
U.S. federal statutory rate	$(8,529)	21.0%
State, net of federal benefit (1)	746	(1.8)
Foreign tax effects:
Canada
Other	(14)	—
Foreign withholding tax	2,309	(5.7)
China
Other	(49)	0.1
Foreign withholding tax	1,353	(3.3)
Costa Rica
Foreign withholding tax	783	(1.9)
India
Tax holiday	(477)	1.2
Other	538	(1.3)

	Year Ended December 31,
	2025
	Amount	Tax Rate
Ireland
Statutory tax rate difference between Ireland and U.S.	$(2,956)	7.3%
Changes in valuation allowance	(2,842)	7.0
Other	(224)	0.6
Norway
Changes in valuation allowance	(2,657)	6.5
Entity rationalization	4,891	(12.0)
Other	225	(0.6)
Panama
Foreign withholding tax	1,143	(2.8)
Poland
Research tax credit	(2,521)	6.2
Other	(531)	1.3
Puerto Rico
Foreign withholding tax	672	(1.7)
Turkey
Foreign withholding tax	939	(2.3)
United Kingdom
Statutory tax rate difference between United Kingdom and U.S.	829	(2.0)
Changes in valuation allowance	(591)	1.5
Research tax credit	(436)	1.1
Other	(4)	—
Other foreign jurisdictions
Other foreign withholding tax	1,473	(3.6)
Other	305	(0.8)
Effect of cross-border tax laws:
Global intangible low-taxed income	4,000	(9.9)
Foreign income inclusion	787	(1.9)
Other cross-border tax	26	(0.1)
Tax credits
Foreign tax credit	(8,825)	21.7
Research tax credit	(7,063)	17.4
Changes in valuation allowance	13,204	(32.5)
Changes in unrecognized tax benefits	(2)	—
Nontaxable or nondeductible items
Stock-based compensation	3,754	(9.2)
Executive compensation limitation	508	(1.3)
Cancellation of debt	5,278	(13.0)
Partnership income	2,423	(6.0)
Entity rationalization	7,536	(18.6)
Other	(279)	0.7
Total	$15,722	(38.7)%
(1)
California and Tennessee represent the majority of the tax effect in this category.

For the years ended December 31, 2024 and 2023, income tax expense differed from the amounts computed by applying the U.S. federal income tax rate to income (loss) before income taxes as a result of the following (in thousands):

	Year Ended December 31,
	2024	2023
U.S. federal statutory rate	$2,432	$(27,226)
State, net of federal benefit	501	532
Stock-based compensation	5,390	6,758
Executive compensation limitation	560	1,911
Research tax credit	(3,998)	(6,983)
Foreign withholding tax	11,051	12,811
Restructuring and transaction costs	1,394	649
Divestiture-related activity	5,339	(26,915)
Foreign rate differential	(10,651)	(7,354)
Foreign tax credit	(10,338)	(10,124)
Change in valuation allowance	5,412	50,314
Effect of cross-border tax laws	2,580	10,151
Unrecognized tax benefits	(238)	746
Change in estimates	3,387	3,844
Change in other comprehensive income	(826)	—
Non-deductible expense	184	—
Others	269	928
Total	$12,448	$10,042

At December 31, 2025, the Company asserts that it will not permanently reinvest its foreign earnings outside the United States. The Company anticipates that the cash from its foreign earnings may be used domestically to fund operations or used for other business needs. The accumulated undistributed earnings generated by its foreign subsidiaries was approximately $16.9 million. Substantially all of these earnings will not be taxable upon repatriation to the United States since they will be treated as previously taxed earnings and profits. The U.S. state income taxes and foreign withholding taxes related to the distributable cash of the Company’s foreign subsidiaries are not expected to be material.

The following table summarizes the total unrecognized tax benefits and the amounts of which that would affect the effective tax rate upon recognition of such as of December 31, 2025, 2024 and 2023 (in thousands):

	December 31,
	2025	2024	2023
Total unrecognized tax benefits	$15,526	$15,376	$23,587
Amount affecting the effective tax rate upon recognition of unrecognized tax benefits	$1,130	$1,198	$9,592

The reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2025, 2024 and 2023 is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Total unrecognized tax benefits at January 1	$15,376	$23,587	$19,354
Changes due to separation, mergers, and dispositions	—	(6,858)	—
Increases for tax positions related to the current year	1,203	2,009	4,070
Increases for tax positions related to prior years	104	33	961
Decreases for tax positions related to prior years	(1,157)	(3,395)	(798)
Total unrecognized tax benefits at December 31	$15,526	$15,376	$23,587

It is the Company’s policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. For the years ended December 31, 2025, 2024 and 2023, we recognized interest and penalties related to unrecognized tax benefits of $0.1 million, an immaterial amount, and $0.3 million, respectively. As of December 31, 2025 and 2024, accrued interest and penalties were $0.3 million and $0.1 million, respectively.

The following table summarizes the disaggregation of income taxes paid by jurisdiction, net of refunds received, pursuant to the disclosure requirements of ASU 2023-09 (in thousands):

Year Ended December 31,
2025
U.S. federal	$—
State and local	(567)
Foreign
Canada	2,244
China	1,818
Costa Rica	896
India	1,274
Panama	1,161
Poland	(699)
Puerto Rico	957
United Kingdom	3,036
All other foreign jurisdictions	2,905
Income taxes paid, net of refunds received	$13,025

The Company paid $19.1 million and $21.3 million for income tax, net of refunds received, for the years ended December 31, 2024 and 2023, respectively.

With few exceptions, the Company’s 2021 through 2025 tax years are open to examination in the United States, any net operating losses or credits that were generated in prior years, but not yet fully utilized in a year that is closed under the statute of limitations, may also be subject to examination.

NOTE 15 - RESTRUCTURING ACTIVITIES

In November 2025, the Company approved a restructuring plan to improve cost efficiency and better align the operating structure with its long-term strategies and current market conditions. The plan involved reducing the Company’s global workforce by approximately 250 employees and impacted all business and functional areas.

For the year ended December 31, 2025, the Company has recognized restructuring charges totaling $13.9 million in its consolidated statements of operations, which consisted primarily of one-time employee termination benefits such as severance and related payroll taxes, post-termination medical benefits, and other related costs. The plan is expected to be substantially completed by the end of the first half of 2026.

The following table summarizes the restructuring charges by functional areas (in thousands):

Year Ended December 31, 2025
Cost of revenue, excluding depreciation and amortization of intangible assets	$2,305
Research and development	7,950
Selling, general and administrative	3,633
Total restructuring charges	$13,888

The following table shows the amount of restructuring charges incurred and paid during the year ended December 31, 2025 (in thousands):

Amounts
Accrued restructuring charges at December 31, 2024	$—
Restructuring charges incurred during the period	13,888
Amounts paid during the period	(5,152)
Accrued restructuring charges at December 31, 2025	$8,736

NOTE 16 - GEOGRAPHIC AND SEGMENT RELATED INFORMATION

Geographic Information

Long-lived assets consist primarily of property and equipment and ROU assets. The following table summarizes long-lived assets by geographic region (in thousands):

	December 31,
	2025	2024
U.S.	$66,774	$60,847
Europe	6,252	7,656
Asia and other	6,457	6,052
Total	$79,483	$74,555

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

The following table presents information about reported segment revenue, significant segment expenses, and segment net loss for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenue	$448,105	$493,688	$521,334
Less:
Cost of revenue, excluding depreciation and amortization of intangible assets (1)	126,648	113,756	118,628
Research and development (1)	135,054	191,352	222,833
Selling, general and administrative (1)	181,869	218,106	233,403
Depreciation expense	13,426	12,638	16,645
Amortization expense	34,839	43,376	57,752
Impairment of long-lived assets	—	1,535	1,710
Interest and other income, net	(6,093)	(829)	(2,991)
Interest expense - debt	2,979	3,008	3,000
Gain on divestitures	—	(100,833)	—
Provision for income taxes	15,722	12,448	10,042
Consolidated net loss	$(56,339)	$(869)	$(139,688)
(1)
Includes total salaries, bonuses, and employee benefits of $246.7 million, $278.0 million, and $323.4 million for the years ended December 31, 2025, 2024, and 2023, respectively.

NOTE 17 – BENEFIT PLAN

The Company maintains a 401(k) retirement savings plan that allows voluntary contributions by all eligible U.S. employees upon their hire date. Eligible employees may elect to contribute up to the maximum amount allowed under Internal Revenue Service regulations. The Company can make discretionary contributions under the 401(k) plan. During the years ended December 31, 2025, 2024, and 2023, the Company’s employer 401(k) match expense was approximately $3.2 million, $3.9 million, and $4.3 million, respectively.

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

4.1

Description of the Company’s capital stock registered under section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K on February 27, 2025, and incorporated herein by reference).

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

10.13+

Amended and Restated Form of 2022 Restricted Stock Unit Award Agreement of Xperi Inc. dated July 24, 2025 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-K on August 7, 2025, and incorporated herein by reference).

10.14+

Amended and Restated Form of 2022 Performance-Based Restricted Stock Unit Award Agreement of Xperi Inc. dated July 24, 2025 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-K on August 7, 2025, and incorporated herein by reference).

10.15

Receivables Financing Agreement by and among Xperi Inc., Xperi SPV LLC, PNC Bank, National Association, PNC Capital Markets LLC, and the lenders party thereto, dated February 21, 2025 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on February 21, 2025).

10.16

Sale and Contribution Agreement by and among Xperi SPV LLC, TiVo Platform Technologies LLC, TiVo Research and Analytics, Inc., Rovi Product Corporation, DigitalSmiths Corporation, Veveo LLC, DTS, Inc., Phorus Inc., iBiquity Digital Corporation and Xperi Inc., dated February 21, 2025 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on February 21, 2025).

19.1

Trades in Securities by Directors, Officers, and Company Personnel and Treatment of Confidential Information (Insider Trading Policy) (filed as Exhibit 19.1 to the Company’s Annual Report on Form 10-K on February 27, 2025, and incorporated herein by reference).

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

Dated: February 26, 2026

Xperi Inc.

By:	/s/ Jon E. Kirchner
Jon E. Kirchner
Chief Executive Officer and President

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jon E. Kirchner	Chief Executive Officer, President and Director
Jon E. Kirchner	(Principal Executive Officer)	February 26, 2026

/s/ Robert Andersen	Chief Financial Officer (Principal Financial and
Robert Andersen	Accounting Officer)	February 26, 2026

/s/ David C. Habiger
David C. Habiger	Chairman of the Board of Directors	February 26, 2026

/s/ Darcy Antonellis
Darcy Antonellis	Director	February 26, 2026

/s/ Laura J. Durr
Laura J. Durr	Director	February 26, 2026

/s/ Jeremi T. Gorman
Jeremi T. Gorman	Director	February 26, 2026

/s/ Roderick K. Randall
Roderick K. Randall	Director	February 26, 2026

/s/ Christopher Seams
Christopher Seams	Director	February 26, 2026