Form 10-Q
period 2026-03-31
Xperi Inc.
filed 2026-05-07
CIK 1788999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares outstanding of the registrant’s common stock as of April 27, 2026 was 48,271,456.

XPERI INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

Note About Forward-Looking Statements

This quarterly report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” “may,” “will,” “intends,” “potentially,” “targets” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements that relate to our future revenue, product development, demand, acceptance and market share, growth rate, competitiveness, gross margins, levels of research, development and other related costs, expenditures, tax expenses, cash flows, our management’s plans and objectives for our current and future operations, the levels of customer spending or research and development activities, disaggregation of revenue, general economic conditions, risks related to new or increased tariffs, interest rate risks, the impact of any acquisitions or divestitures on our financial condition and results of operations, our repurchase program, promissory note and notes receivable, the expected net proceeds, and use thereof, from our Perceive asset sale transaction, the sufficiency of financial resources to support future operations and capital expenditures, and our restructuring plan and related charges, anticipated cost savings and other effects.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

XPERI INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$114,206	$114,033
Operating expenses:
Cost of revenue, excluding depreciation and amortization of intangible assets	30,880	29,599
Research and development	27,083	39,549
Selling, general and administrative	41,787	48,698
Depreciation expense	4,261	2,905
Amortization expense	8,044	9,722
Total operating expenses	112,055	130,473
Operating income (loss)	2,151	(16,440)
Interest and other income, net	819	2,295
Interest expense - debt	(678)	(732)
Income (loss) before taxes	2,292	(14,877)
Provision for income taxes	10,118	3,489
Net loss	(7,826)	(18,366)
Net loss per share - basic and diluted	$(0.17)	$(0.41)
Weighted-average number of shares used in computing net loss per share - basic and diluted	47,352	44,773

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Net loss	$(7,826)	$(18,366)
Other comprehensive (loss) income:
Reclassification of foreign currency translation adjustments into net loss upon liquidation of foreign subsidiaries	—	34
Unrealized (loss) gain on cash flow hedges	(1,828)	2,158
Comprehensive loss	$(9,654)	$(16,174)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$70,422	$96,824
Accounts receivable, net	59,898	56,838
Unbilled contracts receivable, net	89,909	78,320
Prepaid expenses and other current assets	28,685	23,631
Deferred consideration from divestiture	11,999	11,880
Total current assets	260,913	267,493
Note receivable, noncurrent	32,474	31,928
Deferred consideration from divestiture, noncurrent	8,351	8,015
Unbilled contracts receivable, noncurrent	73,578	67,417
Property and equipment, net	51,471	51,926
Operating lease right-of-use assets	24,459	27,557
Intangible assets, net	120,838	128,882
Deferred tax assets	6,591	5,281
Other noncurrent assets	28,271	27,330
Total assets	$606,946	$615,829
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,604	$12,352
Accrued liabilities	82,355	82,160
Deferred revenue	15,404	16,137
Total current liabilities	110,363	110,649
Long-term debt	40,000	40,000
Deferred revenue, noncurrent	13,665	15,072
Operating lease liabilities, noncurrent	19,586	21,487
Deferred tax liabilities	1,428	1,428
Other noncurrent liabilities	13,895	13,118
Total liabilities	198,937	201,754
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock: $0.001 par value; 6,000 shares authorized as of March 31, 2026 and December 31, 2025; no shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock: $0.001 par value; 140,000 shares authorized as of March 31, 2026 and December 31, 2025; 48,086 and 46,925 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	48	47
Additional paid-in capital	1,317,836	1,314,249
Accumulated other comprehensive loss	(6,266)	(4,438)
Accumulated deficit	(903,609)	(895,783)
Total stockholders' equity	408,009	414,075
Total liabilities and stockholders' equity	$606,946	$615,829

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(7,826)	$(18,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	8,044	9,722
Stock-based compensation expense	7,836	12,102
Depreciation of property and equipment	4,261	2,905
Accrued interest income from note receivable	(546)	(569)
Accretion of discount from deferred consideration from divestitures	(455)	(400)
Deferred income taxes	(1,310)	(99)
Other	148	830
Changes in operating assets and liabilities:
Accounts receivable	(2,908)	233
Unbilled contracts receivable	(17,750)	(7,366)
Prepaid expenses and other assets	(6,098)	(4,197)
Accounts payable	1,023	(2,653)
Accrued and other liabilities	(294)	(12,417)
Deferred revenue	(2,140)	(1,983)
Net cash used in operating activities	(18,015)	(22,258)
Cash flows from investing activities:
Purchases of property and equipment	(1,105)	(1,066)
Capitalized internal-use software	(3,729)	(3,127)
Purchases of intangible assets	—	(14)
Net cash used in investing activities	(4,834)	(4,207)
Cash flows from financing activities:
Repayment of short-term debt	—	(50,000)
Withholding taxes related to net share settlement of equity awards	(3,553)	(5,288)
Payment of debt issuance costs	—	(823)
Proceeds from long-term debt	—	40,000
Net cash used in financing activities	(3,553)	(16,111)
Net decrease in cash and cash equivalents	(26,402)	(42,576)
Cash and cash equivalents at beginning of period	96,824	130,564
Cash and cash equivalents at end of period	$70,422	$87,988
Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$2,204	$2,421
Interest paid	$583	$476
Supplemental disclosure of noncash investing and financing activities:
Unpaid withholding taxes related to net share settlement of equity awards	$695	$815
Costs capitalized for internal-use software included in accounts payable and accrued liabilities	$199	$581
Debt issuance costs included in accounts payable	$—	$426
Property and equipment included in accounts payable	$29	$307

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

Three Months Ended March 31, 2026	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at January 1, 2026	46,925	$47	$1,314,249	$(4,438)	$(895,783)	$414,075
Vesting of restricted stock units, net of tax withholding	1,161	1	(4,249)	—	—	(4,248)
Stock-based compensation	—	—	7,836	—	—	7,836
Unrealized loss on cash flow hedges	—	—	—	(1,828)	—	(1,828)
Net loss	—	—	—	—	(7,826)	(7,826)
Balances at March 31, 2026	48,086	$48	$1,317,836	$(6,266)	$(903,609)	$408,009

Three Months Ended March 31, 2025	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at January 1, 2025	44,328	$44	$1,274,561	$(6,084)	$(839,444)	$429,077
Vesting of restricted stock units, net of tax withholding	1,191	1	(6,104)	—	—	(6,103)
Stock-based compensation	—	—	12,102	—	—	12,102
Reclassification of foreign currency translation adjustments into net loss upon liquidation of foreign subsidiaries	—	—	—	34	—	34
Unrealized gain on cash flow hedges	—	—	—	2,158	—	2,158
Net loss	—	—	—	—	(18,366)	(18,366)
Balances at March 31, 2025	45,519	$45	$1,280,559	$(3,892)	$(857,810)	$418,902

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Xperi Inc. (“Xperi” or the “Company”) is a leading media and entertainment technology company headquartered in Silicon Valley with operations around the world. The Company’s technologies are integrated into consumer devices, connected cars, and a variety of media platforms worldwide, enabling its unique audiences to connect with entertainment content in a more intelligent, immersive, and personal way. As the Company’s audiences engage with content on its platform, the Company operates a global, cross-screen advertising solution that enables brands to reach millions of engaged consumers across its rapidly expanding digital entertainment ecosystem, driving increased value for its partners, customers, and consumers. The Company operates in one reportable segment and groups its revenue into four categories: Pay-TV, Consumer Electronics, Connected Car, and Media Platform.

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

Unaudited Interim Financial Statements

The accompanying unaudited interim condensed consolidated financial statements are presented in accordance with the applicable rules and regulations of the SEC for interim financial information. The amounts as of December 31, 2025 have been derived from the Company’s annual audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025, filed on February 26, 2026 (the “Form 10-K”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, which consist of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Form 10-K.

The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026 or any future period and the Company makes no representations related thereto.

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

One customer accounted for 10% or more of total revenue for the three months ended March 31, 2026, whereas no customer accounted for 10% or more of total revenue for the three months ended March 31, 2025. As of March 31, 2026, no customer represented 10% or more of the Company’s net balance of accounts receivable, and one customer exceeded 10% of the Company’s combined net balance of current and noncurrent unbilled contracts receivable. As of December 31, 2025, no customer represented 10% or more of the Company’s net balance of accounts receivable, and two customers exceeded 10% of the Company’s combined net balance of current and noncurrent unbilled contracts receivable.

As part of the consideration for the AutoSense Divestiture, the Company received a note receivable and deferred consideration from Tobii AB (“Tobii”). Both of these instruments are exposed to credit risk arising from default on repayment from Tobii. The credit risk associated with the note receivable is mitigated by establishing a floating lien and security interest in certain of Tobii’s assets, rights, and properties, whereas the deferred consideration is not secured by any collateral. The Company utilizes valuation methodologies such as internally generated cash flow projections on the principal and interest of each instrument, along with the review of certain other data points, to determine the likelihood that the note receivable or deferred consideration will be repaid. Further, the Company assesses each instrument for credit losses and provides a reserve if full payment on the instruments may not occur as expected, in which case the reserve reflects the excess of the amortized cost basis over the results of the cash flow projections. The Company expects Tobii to make full payment on both instruments in accordance with the underlying agreement. Accordingly, no allowance for credit losses was recorded as of March 31, 2026 and December 31, 2025.

Recent Accounting Pronouncements

The following are Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”) that are relevant to the Company’s consolidated financial statements and related disclosures.

Accounting Standard Adopted

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The updated guidance simplifies the methodology of estimating expected credit losses for outstanding trade and other related receivables arising from revenue transactions by no longer requiring forecasted information to be considered, but only historical and current economic conditions pertaining to the collectibility of such receivables, if elected as a practical expedient upon adoption. The Company adopted this guidance in the first quarter of 2026 on a prospective basis and elected the practical expedient. The impact upon adoption was not material to its consolidated financial statements.

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

NOTE 2 – REVENUE

The Company derives the majority of its revenue from licensing its technologies and solutions to customers and groups its revenue into four categories: Pay-TV, Consumer Electronics (“CE”), Connected Car, and Media Platform product categories. Refer to Note 3—Revenue in the notes to the consolidated financial statements in the Form 10-K for detailed information regarding how revenue is recognized from these product categories.

Revenue from the Pay-TV category primarily includes licensing of the Company’s Pay-TV solutions, including Electronic Program Guides, TiVo video-over-broadband (“IPTV”) Solutions, Personalized Content Discovery and enriched Metadata. Revenue from the CE category primarily includes licensing of the Company’s audio technologies to CE manufacturers or their supply partners, generally in the form of royalty revenue based on units shipped or manufactured. Similar to CE, revenue from the Connected Car category primarily includes licensing of the Company’s digital radio solutions, automotive infotainment and related offerings to automotive manufacturers or their supply chain partners. Revenue from the Media Platform category primarily includes advertising, TV viewership data, metadata for ad measurement and programming analytics, and licensing of the Company’s middleware solutions.

The Company also generates non-recurring engineering (“NRE”) revenue within all of its product categories.

Revenue from each of advertising and NRE services was less than 10% of total revenue for all periods presented.

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

The following table summarizes revenue by timing of recognition (in thousands):

	Three Months Ended March 31,
	2026	2025
Recognized over time	$70,556	$79,066
Recognized at a point in time	43,650	34,967
Total revenue	$114,206	$114,033

The following table summarizes revenue by product category (in thousands):

	Three Months Ended March 31,
	2026	2025
Pay-TV	$45,975	$49,864
Consumer Electronics	18,431	22,798
Connected Car	38,064	33,286
Media Platform	11,736	8,085
Total revenue	$114,206	$114,033

The following table summarizes revenue by geographic location (in thousands):

	Three Months Ended March 31,
	2026		2025
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
U.S. and Canada (1)	$50,892	45%	$49,711	44%
Asia Pacific	46,649	41	46,944	41
Europe, Middle East and Africa	10,128	9	10,079	9
Other	6,537	5	7,299	6
Total revenue	$114,206	100%	$114,033	100%
(1)
For the three months ended March 31, 2026 and 2025, the Company recognized $47.2 million and $45.4 million of revenue from the U.S., which represented 41% and 40% of total revenue for the respective periods.

The Company recognized a significant amount of revenue from licensees headquartered in Japan, China, and South Korea, which are within the Asia Pacific region. Revenue recognized from these countries is shown in the following table (in thousands):

	Three Months Ended March 31,
	2026		2025
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Japan	$30,239	27%	$17,789	16%
China	9,767	9	14,834	13
South Korea	4,891	4	12,757	11

The following table presents additional revenue disclosures (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$5,803	$8,039
Performance obligations satisfied in previous periods (true ups, recoveries, and settlements) (1)	$(2,330)	$(209)
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

Remaining Performance Obligations

Remaining performance obligations represent contracted revenue that has not yet been recognized. As of March 31, 2026, the Company’s remaining performance obligations and the period over which they are expected to be recognized were as follows (in thousands):

Year Ending December 31:	Amounts
2026 (remaining 9 months)	$42,930
2027	27,092
2028	16,156
2029	10,207
2030	7,100
Thereafter	273
Total	$103,758

Allowance for Credit Losses

The following table presents the activity in the allowance for credit losses for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026		2025
	Accounts Receivable	Unbilled Contracts Receivable	Accounts Receivable	Unbilled Contracts Receivable
Beginning balance	$2,848	$1,151	$946	$499
Provision for credit losses	118	(280)	202	(44)
Recoveries/charge-off	(45)	—	(76)	(5)
Ending balance	$2,921	$871	$1,072	$450

NOTE 3 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Prepaid expenses	$16,800	$12,874
Prepaid income taxes	7,956	7,401
Prepaid other taxes	2,799	2,791
Other	1,130	565
Total	$28,685	$23,631

Property and equipment, net consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Computer equipment and software	$55,247	$54,840
Capitalized internal-use software	42,490	38,699
Office equipment and furniture	10,453	10,470
Building	17,876	17,876
Land	5,300	5,300
Leasehold improvements	10,810	10,810
Construction in progress	766	1,325
Total property and equipment	142,942	139,320
Less: accumulated depreciation and amortization(1)	(91,471)	(87,394)
Property and equipment, net	$51,471	$51,926
(1)
Includes $14.2 million and $11.3 million as of March 31, 2026 and December 31, 2025, respectively, of accumulated amortization associated with capitalized internal-use software.

The following table summarizes the capitalization and amortization of internal-use software for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Costs capitalized associated with internal-use software	$3,791	$3,444
Amortization of capitalized internal-use software	2,834	1,348

Accrued liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Employee compensation and benefits	$25,831	$38,125
Accrued expenses	16,313	15,718
Accrued income taxes	15,691	5,913
Current portion of operating lease liabilities	8,063	8,858
Accrued royalties to third-parties	4,496	3,300
Accrued rebates and other payments to customers	3,756	3,914
Accrued revenue share	3,545	4,186
Accrued other taxes	2,575	1,889
Derivative liability associated with foreign exchange contracts	2,085	257
Total	$82,355	$82,160

NOTE 4 – FINANCIAL INSTRUMENTS

Non-marketable Equity Securities

As of March 31, 2026 and December 31, 2025, other noncurrent assets included equity securities accounted for under the equity method with a carrying amount of $4.5 million and $4.7 million, respectively. No impairments to the carrying amount of the Company’s non-marketable equity securities were recognized in the three months ended March 31, 2026 and 2025.

Derivative Instruments

The Company uses a foreign exchange hedging strategy to hedge local currency expenses and reduce variability associated with anticipated cash flows. The Company’s derivative financial instruments consist of foreign currency forward contracts. These contracts have maturities that are generally twelve months or less. Fair values for derivative financial instruments are based on prices computed using third-party valuation models. All the significant inputs to the third-party valuation models are observable in active markets. Inputs include current market-based parameters such as forward rates, yield curves and credit default swap pricing.

Cash Flow Hedges

The Company designates its foreign currency forward contracts as cash flow hedges. The effective portion of the gain or loss on the derivatives are reported as a component of accumulated other comprehensive loss (“AOCL”) in stockholders’ equity and reclassified into net loss on the condensed consolidated statements of operations (unaudited) in the period the hedged transactions are settled.

The notional and fair values of all derivative financial instruments were as follows (in thousands):

	Location in Balance Sheet	March 31, 2026	December 31, 2025
Derivative instruments designated as cash flow hedges:
Fair value—foreign exchange contract liabilities, net amount	Accrued liabilities	$2,085	$257

Notional value held to buy U.S. dollars in exchange for other currencies		$4,120	$8,196
Notional value held to sell U.S. dollars in exchange for other currencies		$60,878	$66,476

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

The gross amounts of the Company’s foreign currency forward contracts and the net amounts recorded in the Company’s condensed consolidated balance sheets were as follows (in thousands):

	March 31, 2026	December 31, 2025
Gross amount of recognized assets	$146	$1,009
Gross amount of recognized liabilities	(2,231)	(1,266)
Net derivative liabilities	$(2,085)	$(257)

The changes in AOCL related to the cash flow hedges consisted of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Beginning balance	$(257)	$(1,858)
Other comprehensive (loss) income before reclassification	(1,836)	1,577
Amounts reclassified from accumulated other comprehensive loss (income) into net loss	8	581
Net current period other comprehensive (loss) income	(1,828)	2,158
Ending balance	$(2,085)	$300

The following table summarizes the gains (losses) recognized upon settlement of the hedged transactions in the condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$41	$(259)
Selling, general and administrative	(49)	(106)
Total	$(8)	$(365)

NOTE 5 – FAIR VALUE

The Company carries its financial instruments at fair value using an established fair value hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value, with the exception of its note receivable, deferred consideration from divestitures, and long-term debt.

There are three levels of inputs used in the fair value hierarchy as follows:

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

Financial Instruments Not Recorded at Fair Value

The following table presents the Company’s financial assets and liabilities recorded at their carrying amount, but for which the fair value is disclosed (in thousands):

	March 31, 2026		December 31, 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Note receivable, noncurrent	$32,474	$33,287	$31,928	$33,112
Deferred consideration from divestitures (1)	20,350	23,150	19,895	23,218
Total assets	$52,824	$56,437	$51,823	$56,330

Liabilities:
AR Facility	$40,000	$40,000	$40,000	$40,000
(1)
Includes $12.0 million and $11.9 million as of March 31, 2026 and December 31, 2025, respectively, of the net carrying amount of the holdback consideration from the Perceive Transaction (as described in Note 6—Divestitures), which approximates its associated fair value and is classified as current in the consolidated balance sheets.

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

The Company’s long-term debt includes the AR Facility (as defined in Note 8—Debt and Receivables Securitization) with a floating interest rate based on market conditions, whose carrying amount approximates its fair value. Long-term debt is classified within Level 2 of the fair value hierarchy.

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

Holdback Consideration

Upon completion of the Perceive Transaction, the holdback consideration of $12.0 million was estimated to have a then present value of $11.3 million, resulting in a discount of $0.7 million. For the three months ended March 31, 2026 and 2025, the amount of discount accreted as interest income was immaterial.

The net carrying amount of the holdback consideration is as follows (in thousands):

	March 31, 2026	December 31, 2025
Holdback consideration	$12,000	$12,000
Less: unamortized discount on holdback consideration	(1)	(120)
Net carrying amount	$11,999	$11,880

AutoSense In-cabin Safety Business and Related Imaging Solutions

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

The Company elected to present accrued interest within the carrying amount of note receivable, noncurrent, in the condensed consolidated balance sheets. The carrying amount of the Tobii Note is as follows (in thousands):

	March 31, 2026	December 31, 2025
Outstanding principal amount	$27,676	$27,676
Add: interest accrued to date	4,798	4,252
Carrying amount—note receivable, noncurrent	$32,474	$31,928

For the three months ended March 31, 2026 and 2025, the Company recognized interest income of $0.5 million and $0.6 million, respectively.

Deferred Consideration

The deferred consideration consists of guaranteed future cash payments, which are scheduled to be made by Tobii in four annual payments as follows (in thousands):

Date of Payment:	Amount
February 15, 2028	$3,000
February 15, 2029	2,250
February 15, 2030	4,500
February 15, 2031	5,250
Total future payments	$15,000

At the closing date of the Tobii Note, there was $9.2 million of discount on the deferred consideration to be accreted as interest income up to the date of the final payment. For each of the three months ended March 31, 2026 and 2025, the Company accreted $0.3 million of the discount as interest income.

The net carrying amount of the deferred consideration is as follows (in thousands):

	March 31, 2026	December 31, 2025
Total deferred consideration	$15,000	$15,000
Less: unamortized discount on deferred consideration	(6,649)	(6,985)
Net carrying amount	$8,351	$8,015

Contingent Consideration

The earnout represents potential incremental cash consideration, and the payment is contingent upon the achievement of certain targeted shipments, between January 1, 2024 and December 31, 2030, of qualified automotive products featuring the AutoSense in-cabin safety technology and the related imaging solutions.

At the closing date of the AutoSense Divestiture, the Company elected to apply the gain contingency guidance under Accounting Standards Codification No. 450—Contingencies, as it could not reasonably estimate shipment amounts. As a result, the Company deferred the recognition of the contingent consideration until it becomes realized or realizable.

NOTE 7 – INTANGIBLE ASSETS, NET

Identified intangible assets consisted of the following (in thousands):

	March 31, 2026
	Weighted-Average Remaining Useful Life (in years)	Gross Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Acquired patents	4.0	$17,280	$(8,446)	$8,834
Existing technology / content database	3.2	219,919	(203,636)	16,283
Customer contracts and related relationships	3.1	493,685	(419,571)	74,114
Trademarks/trade name	1.2	39,313	(39,106)	207
Non-compete agreements		3,101	(3,101)	—
Total finite-lived intangible assets		773,298	(673,860)	99,438
Indefinite-lived intangible assets:
TiVo tradename/trademarks	N/A	21,400	—	21,400
Total intangible assets		$794,698	$(673,860)	$120,838

	December 31, 2025
	Weighted-Average Remaining Useful Life (in years)	Gross Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Acquired patents	4.2	$17,281	$(7,896)	$9,385
Existing technology / content database	3.4	219,919	(202,295)	17,624
Customer contracts and related relationships	3.4	493,685	(413,461)	80,224
Trademarks/trade name	1.5	39,313	(39,064)	249
Non-compete agreements		3,101	(3,101)	—
Total finite-lived intangible assets		773,299	(665,817)	107,482
Indefinite-lived intangible assets:
TiVo tradename/trademarks	N/A	21,400	—	21,400
Total intangible assets		$794,699	$(665,817)	$128,882

As of March 31, 2026, the estimated future amortization expense of total finite-lived intangible assets was as follows (in thousands):

Year Ending December 31:	Amounts
2026 (remaining 9 months)	$23,694
2027	30,895
2028	30,004
2029	14,207
2030	584
Thereafter	54
Total future amortization	$99,438

NOTE 8 – DEBT AND RECEIVABLES SECURITIZATION

PNC AR Facility

In February 2025, the Company borrowed $40.0 million under an accounts receivable securitization program (the “AR Facility”) established with PNC Bank (“PNC”). Under the AR Facility, which matures on February 21, 2028, certain of the Company’s wholly-owned subsidiaries (collectively, the “Originators”) periodically transfer and sell their trade receivables such as accounts receivable and unbilled contracts receivable, along with all related rights to Xperi SPV LLC (“Xperi SPV”), the Company’s special purpose subsidiary, while the Company manages the associated collection and administrative responsibilities. In turn, Xperi SPV may borrow funds from PNC from time to time, secured by liens on the trade receivables.

The maximum amount potentially available to borrow, based on the eligibility of the trade receivables, is $55.0 million. Interest on the outstanding balance is accrued at the sum of the (i) monthly Term SOFR Rate (as defined in the RFA) and (ii) 1.90%. Additional interest of 0.50% is accrued on the unused borrowing limit. Interest is payable on a monthly basis.

The Company accounted for the $40.0 million borrowed under the AR Facility as a secured borrowing. As of March 31, 2026, trade receivables totaling $120.6 million were included in the balance sheet of Xperi SPV and pledged as collateral against the borrowing.

The Company capitalized fees incurred to establish the securitization program of $1.2 million, which are amortized on a straight-line basis over the commitment term of three years. Fees amortized were immaterial for the three months ended March 31, 2026 and 2025, and recognized under “interest expense—debt” in the condensed consolidated statements of operations.

The AR Facility contains customary covenants included in debt arrangements, and certain liquidity and related covenants involving various types of financial performance measures. If, at any time, the aggregate outstanding principal exceeds the eligibility limit of the receivables, the Company is required to repay the excess amount borrowed immediately. The Company was in compliance with all covenants as of March 31, 2026.

Refer to Note 9—Debt and Receivables Securitization in the notes to the consolidated financial statements in the Form 10-K for further information related to the AR Facility.

Vewd Promissory Note

In connection with the acquisition of Vewd Software Holdings Limited (“Vewd”) on July 1, 2022, the Company issued a senior unsecured promissory note (the “Promissory Note”), scheduled to mature on July 1, 2025, to the sellers of Vewd in a principal amount of $50.0 million. Indebtedness outstanding under the Promissory Note bore an interest rate of 6.00% per annum, payable in cash on a quarterly basis. In February 2025, the Company repaid the full outstanding principal along with accrued interest, with $40.0 million in loan proceeds from the AR Facility with PNC (as described above) and the remainder with cash on hand.

Total interest expense for debt was $0.7 million for each of the three months ended March 31, 2026 and 2025.

NOTE 9 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss - basic and diluted	$(7,826)	$(18,366)
Denominator:
Weighted-average number of shares used in computing net loss per share - basic and diluted	47,352	44,773
Net loss per share - basic and diluted	$(0.17)	$(0.41)

The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Restricted stock units	7,333	7,982
ESPP	304	301
Total	7,637	8,283

NOTE 10 – STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Equity Incentive Plans

In October 2022, the Company adopted the Xperi Inc. 2022 Equity Incentive Plan (the “2022 EIP”), which allows the Company to grant equity-based awards to employees, non-employee directors, and consultants for services rendered to the Company. These awards are typically in the form of stock options, restricted stock units (“RSUs”), and performance-based awards.

As of March 31, 2026, there were 5.8 million shares reserved for future grants under the 2022 EIP.

Stock Options

The Company has not granted additional stock options since October 2022. All outstanding stock options were fully vested and exercisable as of March 31, 2026, and were immaterial for financial statement disclosure purposes.

Restricted Stock Units

RSUs are granted at fair market value on the date of grant and typically have a time-based service condition with a vesting period of three or four years. RSUs also include performance-based awards (“PSUs”), which consist of both service and performance conditions and vest typically over three years.

RSU activity for the three months ended March 31, 2026 is as follows (in thousands, except per share amounts):

	Number of Shares Subject to Time- based Vesting	Number of Shares Subject to Performance- based Vesting	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2025	4,619	2,031	6,650	$10.50
Granted	2,284	1,040	3,324	$6.17
Vested / released	(1,858)	—	(1,858)	$10.94
Canceled / forfeited	(105)	(678)	(783)	$13.06
Balance at March 31, 2026	4,940	2,393	7,333	$8.15

Performance-Based Awards

From time to time, the Company may grant PSUs to senior executives, certain employees, and consultants. PSUs usually have a service condition, combined with either a performance or market condition. The performance condition is generally linked to one or more performance metrics of the Company, while the market condition is usually based on the achievement of specified stock price targets over a performance period determined by the Company, with the potential payout ranging from zero to 200% of the number of shares granted. For PSUs subject to a market condition, the fair value per award is fixed at the grant date and the amount of compensation expense is not adjusted during the performance period regardless of changes in the level of achievement of the market condition.

For PSUs granted during the period with a market condition, the Company determined the fair value on the date of grant by using a Monte Carlo simulation on the date of grant with the following assumptions:

	Three Months Ended March 31,
	2026	2025
Expected life (years)	3.0	3.0
Risk-free interest rate	3.4%	3.9%
Dividend yield	0.0%	0.0%
Expected volatility	44.5%	46.2%

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

As of March 31, 2026, there were 1.5 million shares reserved for future issuance under the 2022 ESPP.

Stock-Based Compensation

Total stock-based compensation expense for the three months ended March 31, 2026 and 2025 is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue, excluding depreciation and amortization of intangible assets	$656	$1,044
Research and development	2,263	4,423
Selling, general and administrative	4,917	6,635
Total stock-based compensation expense	$7,836	$12,102

Stock-based compensation expense categorized by award type for the three months ended March 31, 2026 and 2025 is summarized in the table below (in thousands):

	Three Months Ended March 31,
	2026	2025
RSUs	$6,099	$9,872
PSUs	1,161	1,040
ESPP	576	1,190
Total stock-based compensation expense	$7,836	$12,102

As of March 31, 2026, unrecognized stock-based compensation expense related to unvested equity-based awards is as follows (amounts in thousands):

	March 31, 2026
	Unrecognized Stock-Based Compensation	Weighted-Average Period to Recognize Expense (in years)
RSUs	$28,918	2.3
PSUs	11,670	2.1
ESPP	1,264	0.4
Total unrecognized stock-based compensation expense	$41,852

NOTE 11 – INCOME TAXES

For the three months ended March 31, 2026, the Company recorded an income tax expense of $10.1 million on a pretax income of $2.3 million, which resulted in an effective tax rate of 441.4%. The income tax expense for the three months ended March 31, 2026 was primarily related to foreign withholding taxes and foreign income taxes.

For the three months ended March 31, 2025, the Company recorded an income tax expense of $3.5 million on a pretax loss of $14.9 million, which resulted in an effective tax rate of (23.5)%. The income tax expense for the three months ended March 31, 2025 was primarily related to foreign withholding taxes and foreign income taxes.

As of March 31, 2026, gross unrecognized tax benefits of $15.5 million did not materially change as compared to December 31, 2025. Of the $15.5 million gross unrecognized tax benefits, $1.1 million would affect the effective tax rate, if recognized. The Company is unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease.

It is the Company’s policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. Recognition of interest and penalties related to unrecognized tax benefits was immaterial for the three months ended March 31, 2026 and 2025. As of March 31, 2026, accrued interest and penalties remained at $0.3 million as compared to December 31, 2025.

As of March 31, 2026, the Company’s 2021 through 2026 tax years are generally open and subject to potential examination in one or more jurisdictions. In addition, in the United States, any net operating losses or credits that were generated in prior years but not yet fully utilized in a year that is closed under the statute of limitations may also be subject to examination.

NOTE 12 – LEASES

The Company leases office and research facilities, data centers and office equipment under operating leases with various expiration dates through 2032. Certain leases offer the option to renew and to terminate before the expiration date. Leases with an initial term of 12 months or less are not recognized on the balance sheets; expense for these leases is recognized on a straight-line basis over the lease term. Variable lease payments are expensed as incurred and are not considered when evaluating the operating lease right-of-use (“ROU”) assets and lease liabilities.

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

The components of operating lease costs were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Fixed lease cost (1)	$3,383	$4,170
Variable lease cost	862	1,172
Less: sublease income	(1,130)	(2,120)
Total operating lease cost	$3,115	$3,222

(1)
Includes short-term leases expensed on a straight-line basis.

The following table presents supplemental cash flow information arising from lease transactions (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash payments included in the measurement of operating lease liabilities	$2,905	$4,419
ROU assets obtained in exchange for lease obligations	$—	$6,824

The weighted-average remaining term of the Company’s operating leases and the weighted-average discount rate used to measure the present value of the operating lease liabilities are as follows:

	March 31, 2026	December 31, 2025
Weighted-average remaining lease term (in years)	4.3	4.4
Weighted-average discount rate	6.9%	6.9%

Future minimum lease payments and related lease liabilities as of March 31, 2026 were as follows (in thousands):

Year Ending December 31:	Operating Lease Payments (1)	Sublease Income	Net Operating Lease Payments
2026 (remaining 9 months)	$7,457	$(411)	$7,046
2027	8,591	(368)	8,223
2028	5,981	(379)	5,602
2029	3,906	(291)	3,615
2030	2,404	—	2,404
Thereafter	3,879	—	3,879
Total lease payments	32,218	$(1,449)	$30,769
Less: imputed interest	(4,569)
Present value of operating lease liabilities	$27,649

Less: operating lease liabilities, current portion	(8,063)
Noncurrent operating lease liabilities	$19,586

(1) Future minimum lease payments exclude short-term leases as well as payments to landlords for variable common area maintenance, insurance, and real estate taxes.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Purchase and Other Contractual Obligations

In the ordinary course of business, the Company enters into contractual agreements with third parties that include non-cancelable payment obligations, for which it is liable in future periods. These arrangements primarily include unconditional purchase obligations to service providers. As of March 31, 2026, the Company’s total future unconditional purchase obligations were approximately $108.8 million.

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

Contingencies

The Company and its subsidiaries have been involved in litigation matters and claims in the normal course of business. In the past, the Company or its subsidiaries have litigated to enforce their respective patents and other intellectual property rights, to enforce the terms of license agreements, to determine infringement or validity of intellectual property rights, and to defend themselves or their customers against claims of infringement or breach of contract. The Company expects it or its subsidiaries may be involved in similar legal proceedings in the future, including proceedings to ensure proper and full payment of royalties by licensees under the terms of their license agreements. Accruals for loss contingencies are recognized when a loss is probable, and the amount of such loss can be reasonably estimated.

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

NOTE 14 - RESTRUCTURING

In November 2025, the Company approved a restructuring plan to improve cost efficiency and better align the operating structure with its long-term strategies and current market conditions. The plan involved reducing the Company’s global workforce by approximately 250 employees and impacted all business and functional areas.

As a result of the workforce reduction, the Company recognized restructuring charges totaling $13.9 million for the year ended December 31, 2025, primarily consisting of one-time employee termination benefits such as severance and related payroll taxes, post-termination medical benefits, and other related costs. The plan is expected to be substantially completed by the end of the first half of 2026.

The following table shows the amount of restructuring charges incurred and paid during the three months ended March 31, 2026 (in thousands):

Amounts
Accrued restructuring charges at December 31, 2025	$8,736
Restructuring charges incurred during the period	306
Amounts paid during the period	(8,030)
Accrued restructuring charges at March 31, 2026	$1,012

NOTE 15 - SEGMENT RELATED INFORMATION

Xperi is a leading media and entertainment technology company and operates as a single operating and reportable segment. The Company’s Chief Executive Officer has been determined to be the chief operating decision maker (“CODM”) in accordance with the authoritative guidance on segment reporting. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance and decides how to allocate resources based on net income (loss) that also is reported on the statements of operations as consolidated net income (loss). The measure of segment assets is reported on the balance sheet as total consolidated assets.

The following table presents information about reported segment revenue, significant segment expenses, and segment net loss for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue	$114,206	$114,033
Less:
Cost of revenue, excluding depreciation and amortization of intangible assets (1)	30,880	29,599
Research and development (1)	27,083	39,549
Selling, general and administrative (1)	41,787	48,698
Depreciation expense	4,261	2,905
Amortization expense	8,044	9,722
Interest and other income, net	(819)	(2,295)
Interest expense—debt	678	732
Provision for income taxes	10,118	3,489
Consolidated net loss	$(7,826)	$(18,366)

(1)
Includes total salaries, bonuses, and employee benefits of $55.4 million and $68.5 million for the three months ended March 31, 2026 and 2025, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended to promote understanding of our results of operations and financial condition and should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with our audited financial statements and notes thereto for the fiscal year ended December 31, 2025 found in our Form 10-K filed by Xperi Inc. (“Xperi,” the “Company” “we,” “us,” “our,” and similar references) on February 26, 2026 (our “Form 10-K”).

Business Overview

We are a leading media and entertainment technology company. Our technologies are integrated into consumer devices, connected cars, and a variety of media platforms worldwide, enabling our unique audiences to connect with entertainment content in a more intelligent, immersive, and personal way. As our audiences engage with content on our platform, we operate a global, cross-screen advertising solution that enables brands to reach millions of engaged consumers across our rapidly expanding digital entertainment ecosystem, driving increased value for our partners, customers, and consumers. We operate in one reportable business segment and group our revenue into four categories: Pay-TV, Consumer Electronics, Connected Car and Media Platform. Headquartered in Silicon Valley with operations around the world, we have approximately 1,380 employees and more than 35 years of operating experience.

Macroeconomic Conditions

Macroeconomic conditions—including geopolitical conflicts in the Middle East, disruptions in global energy supplies, memory chip shortages, inflationary pressures, elevated interest rates, recessionary risks, volatility in financial and credit markets, changes in economic policy, reduced discretionary spending, tariffs, and global supply chain disruptions—have adversely affected, and may continue to adversely affect, our business and the businesses of our customers. While we closely monitor these developments and adjust our strategies where appropriate, the extent and duration of their impact on our business, operating results, and financial condition remain uncertain.

Restructuring Activities

In November 2025, we approved a restructuring plan designed to improve cost efficiency and better align our operating structure with our long-term strategies and prevailing market conditions. The plan involved a reduction of approximately 250 employees across all business and functional areas and became effective immediately. In connection with this plan, we incurred restructuring and related charges of $13.9 million and $0.3 million in the fourth quarter of 2025 and the first quarter of 2026, respectively, substantially all of which consisted of employee severance and related costs. As of March 31, 2026, approximately $1.0 million of restructuring charges remained accrued and are expected to be substantially settled by the end of the second quarter of 2026. Upon completion, we estimate that the reductions will generate annualized savings in the range of approximately $30 million to $35 million. For further information, refer to Note 14—Restructuring of the Notes to Condensed Consolidated Financial Statements.

Results of Operations

The following table presents our historical operating results for the periods indicated as a percentage of revenue:

	Three Months Ended March 31,
	2026	2025
Revenue	100%	100%
Operating expenses:
Cost of revenue, excluding depreciation and amortization of intangible assets	27	26
Research and development	24	35
Selling, general and administrative	36	43
Depreciation expense	4	2
Amortization expense	7	8
Total operating expenses	98	114
Operating income (loss)	2	(14)
Interest and other income, net	1	2
Interest expense - debt	(1)	(1)
Income (loss) before taxes	2	(13)
Provision for income taxes	9	3
Net loss	(7)%	(16)%

Comparison of the Three Months Ended March 31, 2026 and 2025

Revenue

We derive the majority of our revenue from licensing our technologies and solutions to customers. For our revenue recognition policy including descriptions of revenue-generating activities, refer to Note 2—Revenue of the Notes to the Condensed Consolidated Financial Statements (Unaudited).

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Revenue	$114,206	$114,033	$173	0%

Revenue increased by $0.2 million, or approximately 0%, for the three months ended March 31, 2026, compared to the same period in the prior year. The increase was primarily driven by $8.5 million of growth in Connected Car and Media Platform revenue, partially offset by declines of $8.3 million in Consumer Electronics and Pay-TV revenue.

Connected Car revenue increased by $4.8 million compared to the first quarter of 2025, primarily due to higher minimum guarantee (“MG”) revenue from HD Radio. Media Platform revenue increased by $3.7 million, driven mainly by higher revenue from advertising and increased middleware solutions revenue.

These increases were partially offset by a $4.4 million decrease in Consumer Electronics revenue, primarily attributable to the absence of certain MG and settlement revenue recognized in the prior year, as well as memory-related challenges in certain end product categories. Pay‑TV revenue decreased by $3.9 million, reflecting declines in core guide products, consumer hardware, and related subscription revenue. This decline was partially offset by continued growth in TiVo video-over-broadband (“IPTV”) solutions.

Operating Expenses

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Cost of revenue, excluding depreciation and amortization of intangible assets	$30,880	$29,599	$1,281	4%
Research and development	27,083	39,549	(12,466)	(32)%
Selling, general and administrative	41,787	48,698	(6,911)	(14)%
Depreciation expense	4,261	2,905	1,356	47%
Amortization expense	8,044	9,722	(1,678)	(17)%
Total operating expenses	$112,055	$130,473	$(18,418)	(14)%

Cost of Revenue, Excluding Depreciation and Amortization of Intangible Assets

Cost of revenue, excluding depreciation and amortization of intangible assets, consists primarily of employee-related costs, royalties paid to third parties, content and data costs, hosting fees, maintenance costs and an allocation of facilities costs, as well as service center and other expenses related to providing our offerings and non-recurring engineering services.

Cost of revenue, excluding depreciation and amortization of intangible assets, for the three months ended March 31, 2026 was $30.9 million, compared to $29.6 million for the same period in the prior year, representing an increase of $1.3 million, or 4%. The increase was primarily attributable to higher costs associated with advertising revenue.

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

R&D expense for the three months ended March 31, 2026 was $27.1 million, compared to $39.5 million for the same period in the prior year, representing a decrease of $12.4 million, or 32%. The decrease was primarily driven by lower employee-related costs associated with restructuring activities and reduced SBC expense.

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

Selling, general and administrative expenses for the three months ended March 31, 2026 were $41.8 million, compared to $48.7 million for the same period in the prior year, representing a decrease of $6.9 million, or 14%. The decrease was primarily attributable to lower employee-related costs resulting from restructuring activities, reduced SBC expense, and decreased information technology spending.

Stock-based Compensation

The following table sets forth our SBC expense for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue, excluding depreciation and amortization of intangible assets	$656	$1,044
Research and development	2,263	4,423
Selling, general and administrative	4,917	6,635
Total stock-based compensation expense	$7,836	$12,102

We recognized SBC expense from restricted stock units and purchases made under our employee stock purchase plan (“ESPP”). The decrease of $4.3 million in SBC expense for the three months ended March 31, 2026, when compared to the same period of the prior year, was primarily driven by reduced employee headcount, and RSUs granted over time at lower valuations.

Depreciation Expense

We recognized depreciation expense for certain equipment, capitalized internal-use software, leasehold improvements, and buildings and improvements. Depreciation expense for the three months ended March 31, 2026 was $4.3 million, as compared to $2.9 million in the same period of the prior year, an increase of $1.4 million, or 47%. The increase was primarily driven by increased capitalized internal-use software costs over the past 12 months.

Amortization Expense

We recognized amortization expense for certain intangible assets we acquired in business combinations that are recognized separately from goodwill. Amortization expense for the three months ended March 31, 2026 was $8.0 million, as compared to $9.7 million in the same period of the prior year, a decrease of $1.7 million, or 17%. The decrease was primarily due to certain intangible assets becoming fully amortized over the past 12 months.

As a result of intangible assets we acquired in previous mergers and acquisitions, we anticipate that amortization expenses will continue to be a significant expense over the next several years. See Note 7—Intangible Assets, Net of the Notes to Condensed Consolidated Financial Statements (unaudited) for additional detail.

Interest and Other Income, Net

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Interest and other income, net	$819	$2,295	$(1,476)	(64)%

Interest and other income, net, was lower in the three months ended March 31, 2026, as compared to the same period in the prior year, principally due to foreign currency transaction losses recognized in the first quarter of 2026.

Interest Expense—Debt

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Interest expense - debt	$(678)	$(732)	$54	(7)%

The interest expense on debt was $0.7 million in the three months ended March 31, 2026 and remained constant when compared to the same period in the prior year.

Provision for Income Taxes

For the three months ended March 31, 2026, we recorded an income tax expense of $10.1 million on a pretax income of $2.3 million, which resulted in an effective tax rate of 441.4%. The income tax expense for the three months ended March 31, 2026 was primarily related to foreign income taxes and foreign withholding taxes.

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

Liquidity and Capital Resources

The following table presents selected financial information related to our liquidity and significant sources and uses of cash and cash equivalents as of and for the periods presented:

	As of
	March 31, 2026	December 31, 2025
	(dollars in thousands)
Cash and cash equivalents	$70,422	$96,824
Current ratio(1)	2.4	2.4

(1)
The current ratio is a liquidity ratio that measures our ability to pay short-term obligations or those due within one year. The ratio is calculated by dividing current assets by current liabilities.

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(18,015)	$(22,258)
Net cash used in investing activities	$(4,834)	$(4,207)
Net cash used in financing activities	$(3,553)	$(16,111)

Our primary liquidity and capital resources are our cash and cash equivalents and borrowings available under an accounts receivable securitization program (the “AR Facility”) with PNC Bank, National Association and PNC Capital Markets LLC (“PNC”). Cash and cash equivalents were $70.4 million at March 31, 2026, a decrease of $26.4 million from $96.8 million at December 31, 2025. This decrease resulted primarily from cash used in operations of $18.0 million, $4.8 million of capital expenditures, including capitalized internal-use software costs, and $3.6 million in payments of withholding taxes on net share settlement of equity awards. For detailed information regarding the AR Facility, refer to “Long-Term Debt Financing” below. Subsequent to quarter end, on April 6, 2026, we received the $12.0 million indemnification holdback related to the Perceive Transaction completed in 2024.

For information about our material cash requirements, see “Liquidity and Capital Resources” in Part II, Item 7 of our Form 10-K. Our cash requirements have not changed materially since December 31, 2025.

Stock Repurchase Program

In April 2024, our Board of Directors (the “Board”) authorized the repurchase of up to $100.0 million of our common stock (the “Program”). Under the Program, we may make repurchases, from time to time, through open market purchases, block trades, privately negotiated transactions, accelerated share repurchase transactions, or other means. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases under the Program. As of March 31, 2026, we have repurchased a total of approximately 2.2 million shares of common stock, since inception of the Program, at an average price of $9.23 per share for a total cost of approximately $20.0 million. We did not repurchase any common stock during the three months ended March 31, 2026. As of March 31, 2026, the total remaining amount available for repurchase was $80.0 million. We may continue to execute authorized repurchases from time to time under the Program. There is no guarantee that such repurchases under the Program will enhance the value of our common stock.

Cash Flows

Cash Flows from Operating Activities

Net cash used in operating activities was $18.0 million for the three months ended March 31, 2026, primarily due to our net loss of $7.8 million being further adjusted by $28.2 million of changes in operating assets and liabilities, including an increase of $17.8 million in unbilled contracts receivable and payment of employee annual bonuses for 2025 performance, partially offset by non-cash items such as SBC expense of $7.8 million, amortization of intangible assets of $8.0 million, and depreciation expense of $4.3 million.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $4.8 million and $4.2 million for the three months ended March 31, 2026 and 2025, respectively, which was related to capital expenditures, including capitalized internal-use software.

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

Cash Flows from Financing Activities

Net cash used in financing activities was $3.6 million for the three months ended March 31, 2026, which reflected the payment of withholding taxes related to net share settlement of equity awards.

Net cash used in financing activities was $16.1 million for the three months ended March 31, 2025, primarily due to $5.3 million in payment of withholding taxes related to net share settlement of equity awards, and the $50.0 million voluntary repayment of the Vewd senior unsecured promissory note as described in “Long-Term Debt Financing” below, partially offset by $40.0 million in loan proceeds borrowed under the AR Facility with PNC.

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

Upon entering into the RF Agreements on February 21, 2025, we borrowed $40.0 million under the AR Facility and selected the monthly Term SOFR Rate (as defined in the RFA). The RF Agreements contain various covenants that we believe are usual and customary. The interest payments on the AR Facility debt, exclusive of the debt issuance costs and related amortization, are expected to be approximately $2.3 million for the next 12 months and may vary with changes in interest rates. In December 2025, we repaid $1.1 million of the outstanding principal as the aggregate outstanding principal at the time temporarily exceeded the eligibility limit of the receivables and subsequently drew down the same amount. As of March 31, 2026, we were in compliance with the covenants under the RF Agreements.

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

Critical Accounting Estimates

During the three months ended March 31, 2026, there were no significant changes in our critical accounting estimates. For a discussion of our critical accounting estimates, see Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K.

Recent Accounting Pronouncements

See Note 1—Description of Business and Summary of Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There were no material changes to our exposure to market risk since December 31, 2025. For a discussion of our market risk, see Part II, Item 7A—Quantitative and Qualitative Disclosures About Market Risk in our Form 10-K.

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

Item 1A. Risk Factors

Except as set forth below, there were no material changes to the risk factors previously disclosed in Part I, Item 1A. of our Form 10-K.

Our Media Platform business may not be successful in developing, maintaining, and expanding key relationships with manufacturers of TV and other streaming devices, Pay-TV Operators as well as content publishers.

Our monetization strategy depends on our ability to develop, maintain and expand our relationships with key TV and streaming device manufacturing partners, Pay-TV operators and content publishers. The initial focus of our monetization strategy was to launch TiVo OS in Smart TVs in the market, which is a relatively new market for our Media Platform business. Our strategy now includes TVs supported by our Pay-TV business in the United States. The overall success of our monetization strategy will depend in part on our ability to expand TiVo OS into additional Smart TVs for the United States and other international markets and maintain and grow our Pay-TV footprint in the United States. However, the competitive landscape continues to shift and there can be no assurance that we will be successful in further penetrating the European or U.S. markets with increased volume of Smart TVs, TVs supported by our Pay-TV business or additional partner relationships, or that we will be able to maintain such partner relationships.

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

We do not typically receive license revenue from our TiVo OS arrangements with manufacturers, and we expect to incur significant expenses in connection with these commercial agreements. In addition, Pay-TV’s broadband-only offerings generate lower licensing fees compared to our other Pay-TV offerings. The primary economic benefits that we expect to derive from these license arrangements are indirect, primarily from growing the number of active users to generate advertising-related revenue. If these arrangements do not result in an increase in active users, or if that growth does not result in an increase in advertising-related revenue, our business may be harmed. If we are not successful in maintaining existing and creating new relationships with manufacturing partners and Pay-TV operators, or if we encounter technological, content licensing, or other impediments to these relationships, our ability to grow our business could be adversely impacted. For example, increased demand arising from artificial intelligence infrastructure growth has constrained the availability of memory chips and increased their cost, which has led and may continue to lead some consumer electronics manufacturers to reduce their inventory forecast, forecast lower sales, or increase the pricing of their products, which has resulted in, and could continue to result in lower sales. If our manufacturing partners continue to reduce their forecasts or delay the market launch dates for distributing Smart TVs or other streaming devices with TiVo OS, our business may be harmed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable.

(b) Not applicable.

(c) Purchases of Equity Securities by Issuer and Affiliated Purchasers.

We did not repurchase shares of our common stock during the three months ended March 31, 2026.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) None.

(c) Securities Trading Arrangements of Directors and Section 16 Officers.

During the three months ended March 31, 2026, no director or “officer” (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Exhibit Title

2.1*

Asset Purchase Agreement by and among Xperi Inc., Perceive Corporation and Amazon.com Services LLC, dated August 14, 2024 (Incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q on November 7, 2024, and incorporated herein by reference).

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

3.3

Amended and Restated Bylaws of Xperi Inc. (Incorporated by reference to as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2024, and incorporated by reference herein).

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

Dated: May 7, 2026

XPERI INC.

By:	/s/ Robert Andersen
Robert Andersen Chief Financial Officer