Form 10-Q
period 2026-06-30
Xperi Inc.
filed 2026-08-06
CIK 1788999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares outstanding of the registrant’s common stock as of July 27, 2026 was 48,771,822.

XPERI INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

Note About Forward-Looking Statements

This quarterly report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” “may,” “will,” “intends,” “potentially,” “targets” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements that relate to our future revenue, product development, demand, acceptance and market share, growth rate, competitiveness, gross margins, levels of research, development and other related costs, expenditures, including required investments, tax expenses, cash flows, our management’s plans and objectives for our current and future operations, the levels of customer spending or research and development activities, disaggregation of revenue, general economic conditions, risks related to new or increased tariffs, interest rate risks, the impact of any acquisitions or divestitures on our financial condition and results of operations, our repurchase program, promissory note and notes receivable, the expected net proceeds, and use thereof, from our Perceive asset sale transaction, the sufficiency of financial resources to support future operations and capital expenditures, and our restructuring plan and related charges, anticipated cost savings and other effects.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

XPERI INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Licensing and other revenue	$99,510	$96,207	$206,357	$204,229
Advertising and related revenue	14,982	9,726	22,341	15,737
Total revenue	114,492	105,933	228,698	219,966
Operating expenses:
Cost of licensing and other revenue, excluding depreciation and amortization of intangible assets	19,829	22,128	41,996	47,067
Cost of advertising and related revenue, excluding depreciation and amortization of intangible assets	16,241	11,421	24,954	16,081
Research and development	21,806	29,783	48,889	69,332
Selling, general and administrative	41,463	41,142	83,250	89,840
Depreciation expense	3,951	3,448	8,212	6,353
Amortization expense	8,092	9,144	16,136	18,866
Impairment of long-lived assets	197	—	197	—
Total operating expenses	111,579	117,066	223,634	247,539
Income (loss) from operations	2,913	(11,133)	5,064	(27,573)
Interest and other income, net	1,097	1,747	1,916	4,042
Interest expense - debt	(684)	(759)	(1,362)	(1,491)
Income (loss) before taxes	3,326	(10,145)	5,618	(25,022)
Provision for income taxes	4,826	4,636	14,944	8,125
Net loss	$(1,500)	$(14,781)	$(9,326)	$(33,147)
Net loss per share - basic and diluted	$(0.03)	$(0.32)	$(0.19)	$(0.73)
Weighted-average number of shares used in computing net loss per share - basic and diluted	48,421	45,846	47,890	45,313

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(1,500)	$(14,781)	$(9,326)	$(33,147)
Other comprehensive (loss) income:
Reclassification of foreign currency translation adjustments into net loss upon liquidation of foreign subsidiaries	—	11	—	45
Unrealized (loss) gain on cash flow hedges	(199)	2,295	(2,027)	4,453
Comprehensive loss	$(1,699)	$(12,475)	$(11,353)	$(28,649)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$90,590	$96,824
Accounts receivable, net	61,905	56,838
Unbilled contracts receivable, net	92,300	78,320
Prepaid expenses and other current assets	26,856	23,631
Note receivable	11,933	—
Deferred consideration from divestiture	—	11,880
Total current assets	283,584	267,493
Note receivable, noncurrent	21,093	31,928
Deferred consideration from divestiture, noncurrent	8,700	8,015
Unbilled contracts receivable, noncurrent	75,535	67,417
Property and equipment, net	54,989	51,926
Operating lease right-of-use assets	22,066	27,557
Intangible assets, net	113,151	128,882
Goodwill	3,329	—
Deferred tax assets	4,973	5,281
Other noncurrent assets	28,529	27,330
Total assets	$615,949	$615,829
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,947	$12,352
Accrued liabilities	82,300	82,160
Deferred revenue	14,928	16,137
Total current liabilities	114,175	110,649
Long-term debt	40,000	40,000
Deferred revenue, noncurrent	11,721	15,072
Operating lease liabilities, noncurrent	17,658	21,487
Deferred tax liabilities	1,428	1,428
Other noncurrent liabilities	15,881	13,118
Total liabilities	200,863	201,754
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock: $0.001 par value; 6,000 shares authorized as of June 30, 2026 and December 31, 2025; no shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock: $0.001 par value; 140,000 shares authorized as of June 30, 2026 and December 31, 2025; 48,745 and 46,925 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	49	47
Additional paid-in capital	1,326,611	1,314,249
Accumulated other comprehensive loss	(6,465)	(4,438)
Accumulated deficit	(905,109)	(895,783)
Total stockholders' equity	415,086	414,075
Total liabilities and stockholders' equity	$615,949	$615,829

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(9,326)	$(33,147)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	16,136	18,866
Stock-based compensation expense	14,666	22,429
Depreciation of property and equipment	8,212	6,353
Accrued interest income from note receivable	(1,098)	(1,155)
Accretion of discount from deferred consideration from divestitures	(805)	(812)
Deferred income taxes	308	(506)
Other	885	1,955
Changes in operating assets and liabilities:
Accounts receivable	(5,353)	(1,449)
Unbilled contracts receivable	(22,098)	(4,422)
Prepaid expenses and other assets	(3,933)	461
Accounts payable	4,713	(1,997)
Accrued and other liabilities	(1,202)	(11,943)
Deferred revenue	(4,560)	(6,784)
Net cash used in operating activities	(3,455)	(12,151)
Cash flows from investing activities:
Capitalized internal-use software	(10,156)	(7,352)
Purchases of property and equipment	(1,602)	(1,627)
Purchases of intangible assets	(21)	(7)
Net cash used in investing activities	(11,779)	(8,986)
Cash flows from financing activities:
Proceeds from settlement of holdback consideration from divestiture	11,302	—
Proceeds from issuance of common stock under employee stock purchase plan	2,132	3,315
Proceeds from long-term debt	—	40,000
Withholding taxes related to net share settlement of equity awards	(4,434)	(6,345)
Repayment of short-term debt	—	(50,000)
Payment of debt issuance costs	—	(1,249)
Net cash provided by (used in) financing activities	9,000	(14,279)
Net decrease in cash and cash equivalents	(6,234)	(35,416)
Cash and cash equivalents at beginning of period	96,824	130,564
Cash and cash equivalents at end of period	$90,590	$95,148
Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$4,196	$4,225
Interest paid	$1,170	$1,131
Supplemental disclosure of noncash investing and financing activities:
Contingent consideration in connection with acquisition	$3,713	$—
Costs capitalized for internal-use software included in accounts payable and accrued liabilities	$306	$438
Property and equipment included in accounts payable	$575	$486

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

Three Months Ended June 30, 2026	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at April 1, 2026	48,086	$48	$1,317,836	$(6,266)	$(903,609)	$408,009
Vesting of restricted stock units, net of tax withholding	219	—	(186)	—	—	(186)
Issuance of common stock under employee stock purchase plan	440	1	2,131	—	—	2,132
Stock-based compensation	—	—	6,830	—	—	6,830
Unrealized loss on cash flow hedges	—	—	—	(199)	—	(199)
Net loss	—	—	—	—	(1,500)	(1,500)
Balances at June 30, 2026	48,745	$49	$1,326,611	$(6,465)	$(905,109)	$415,086

Six Months Ended June 30, 2026	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at January 1, 2026	46,925	$47	$1,314,249	$(4,438)	$(895,783)	$414,075
Vesting of restricted stock units, net of tax withholding	1,380	1	(4,435)	—	—	(4,434)
Issuance of common stock under employee stock purchase plan	440	1	2,131	—	—	2,132
Stock-based compensation	—	—	14,666	—	—	14,666
Unrealized loss on cash flow hedges	—	—	—	(2,027)	—	(2,027)
Net loss	—	—	—	—	(9,326)	(9,326)
Balances at June 30, 2026	48,745	$49	$1,326,611	$(6,465)	$(905,109)	$415,086

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

Three Months Ended June 30, 2025	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at April 1, 2025	45,519	$45	$1,280,559	$(3,892)	$(857,810)	$418,902
Vesting of restricted stock units, net of tax withholding	201	—	(242)	—	—	(242)
Issuance of common stock under employee stock purchase plan	501	1	3,314	—	—	3,315
Stock-based compensation	—	—	10,327	—	—	10,327
Reclassification of foreign currency translation adjustments into net loss upon liquidation of foreign subsidiaries	—	—	—	11	—	11
Unrealized gain on cash flow hedges	—	—	—	2,295	—	2,295
Net loss	—	—	—	—	(14,781)	(14,781)
Balances at June 30, 2025	46,221	$46	$1,293,958	$(1,586)	$(872,591)	$419,827

Six Months Ended June 30, 2025	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at January 1, 2025	44,328	$44	$1,274,561	$(6,084)	$(839,444)	$429,077
Vesting of restricted stock units, net of tax withholding	1,392	1	(6,346)	—	—	(6,345)
Issuance of common stock under employee stock purchase plan	501	1	3,314	—	—	3,315
Stock-based compensation	—	—	22,429	—	—	22,429
Reclassification of foreign currency translation adjustments into net loss upon liquidation of foreign subsidiaries	—	—	—	45	—	45
Unrealized gain on cash flow hedges	—	—	—	4,453	—	4,453
Net loss	—	—	—	—	(33,147)	(33,147)
Balances at June 30, 2025	46,221	$46	$1,293,958	$(1,586)	$(872,591)	$419,827

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Xperi Inc. (“Xperi” or the “Company”) is a leading media and entertainment technology company headquartered in Silicon Valley with operations around the world. The Company’s technologies are integrated into consumer devices, connected cars, and a variety of media platforms worldwide, enabling its unique audiences to connect with entertainment content in a more intelligent, immersive, and personal way. As the Company’s audiences engage with content on its platforms, the Company operates a global, cross-screen advertising solution that enables brands to reach millions of engaged consumers across its rapidly expanding digital entertainment ecosystem, driving increased value for its partners, customers, and consumers. The Company operates in one reportable segment and groups its revenue into four categories: Pay-TV, Consumer Electronics, Connected Car and Media Platform.

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

The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026 or any future period and the Company makes no representations related thereto.

Reclassification

Certain reclassifications of prior period amounts have been made to improve comparability and conform to the current period presentation. Presentation changes were made to the condensed consolidated statements of operations. In addition, certain reclassifications of prior period data have been made in the notes to condensed consolidated financial statements to conform to the current period presentation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The accounting estimates and assumptions that require management’s most significant, challenging, and subjective judgment include the estimation of licensees’ quarterly royalties prior to receiving the royalty reports, the determination of stand-alone selling price and the transaction price in an arrangement with multiple performance obligations, the fair value of note receivable and deferred consideration in connection with the sale of the AutoSense in-cabin safety business and related imaging solutions (the “AutoSense Divestiture”), the assessment of useful lives and recoverability of other intangible assets and long-lived assets, recognition and measurement of current and deferred income tax assets and liabilities, the assessment of unrecognized tax benefits, and valuation of performance-based awards with a market condition. Actual results experienced by the Company may differ from management’s estimates.

Concentration of Credit and Other Risks

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, accounts receivable, unbilled contracts receivable, a note receivable and deferred consideration from divestitures. The Company maintains cash and cash equivalents with large financial institutions, and at times, the deposits may exceed the federally insured limits. As part of its risk management processes, the Company performs periodic evaluations of the relative credit standing of these financial institutions. The Company has not sustained material credit losses from instruments held at these financial institutions. In addition, the Company has cash and cash equivalents held in international bank accounts that are denominated in various foreign currencies and has established risk management strategies, including the use of foreign currency hedges, designed to minimize the impact of certain currency exchange rate fluctuations.

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

For the three months ended June 30, 2026, one customer accounted for 20% of total revenue. For the six months ended June 30, 2026, two customers each accounted for 11% of total revenue. No customer represented 10% or more of total revenue in the three and six months ended June 30, 2025. As of June 30, 2026, no customer represented 10% or more of the Company’s net balance of accounts receivable, while one customer accounted for 22% and the other accounted for 12% of the Company’s combined net balance of current and noncurrent unbilled contracts receivable. As of December 31, 2025, no customer represented 10% or more of the Company’s net balance of accounts receivable, while one customer accounted for 13% and the other accounted for 11% of the Company’s combined net balance of current and noncurrent unbilled contracts receivable.

As part of the consideration for the AutoSense Divestiture, the Company received a note receivable and deferred consideration from Tobii AB (“Tobii”). Both of these instruments are exposed to credit risk arising from default on repayment from Tobii. The credit risk associated with the note receivable is mitigated by establishing a floating lien and security interest in certain of Tobii’s assets, rights, and properties, whereas the deferred consideration is not secured by any collateral. The Company utilizes valuation methodologies such as internally generated cash flow projections on the principal and interest of each instrument, along with the review of certain other data points, to determine the likelihood that the note receivable or deferred consideration will be repaid. Further, the Company assesses each instrument for credit losses and provides a reserve if full payment on the instruments may not occur as expected, in which case the reserve reflects the excess of the amortized cost basis over the results of the cash flow projections. The Company expects Tobii to make full payment on both instruments in accordance with the underlying agreement. Accordingly, no allowance for credit losses was recorded as of June 30, 2026 and December 31, 2025.

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

NOTE 2 – REVENUE

Revenue Recognition

General

Revenue is recognized when control of the promised goods or services is transferred to a customer in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services, which may include various combinations of goods and services that are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of sales taxes collected from customers, which are subsequently remitted to governmental authorities.

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

Description of Revenue-Generating Activities

The Company derives the majority of its revenue from licensing its technologies and solutions to customers within the Pay-TV, Consumer Electronics, Connected Car and Media Platform product categories. In addition, the Company generates advertising and related revenue within Media Platform.

Pay-TV

Customers within the Pay-TV category are primarily multi-channel video service providers, consumer electronics (“CE”) manufacturers, and end consumers. Revenue in this category is primarily derived from licensing the Company’s Pay-TV solutions, including Electronic Program Guides, TiVo video-over-broadband (“IPTV”) Solutions, Personalized Content Discovery and enriched video Metadata.

For these solutions, the Company generally provides licensed software or access to its platform, and may also provide ongoing activities such as media or data delivery. The Company generally receives fees based on the number of subscribers or devices on a monthly basis, or through fixed monthly fees, and revenue is generally recognized during the month in which the solutions are provided to the customer. In the case of certain minimum guarantee or fixed fee licensed software arrangements deployed in customer-controlled environments, revenue is recognized when the customer has the right to use the technology and begins to benefit from the license.

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

Certain customers enter into fixed fee or minimum guarantee agreements, whereby customers pay a fixed fee for the right to incorporate the Company’s technology in the customer’s products over the license term. In arrangements with a minimum guarantee, the fixed fee component generally represents a minimum amount the customer is obligated to pay, which generally corresponds to a specified number of units. The Company may also earn additional per-unit royalties for any units exceeding the specified number of units covered by the minimum guarantee. The Company generally recognizes the full fixed fee as revenue at the beginning of the license term when the customer has the right to use the technology and begins to benefit from the license. For minimum guarantee agreements where the customer exceeds the minimum, the Company recognizes revenue relating to any additional per-unit fees in the periods it estimates the customer will exceed the minimum and adjusts the revenue based on actual usage once that is reported by the customer.

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

Media Platform

The Company generates Media Platform revenue primarily from advertising and related revenue streams, including TV viewership data, metadata for program-tune and advertising measurement, and data from the AutoStage platform on connected cars.

Advertising revenue is primarily derived from the sale of home page video and display advertising, connected TV (“CTV”) advertising on streaming content, and managed media campaigns on targeted audiences. The advertising inventory is available on Smart TV home screens and in-video CTV streaming through the TiVo One platform as well as on third-party platforms. The Company sells advertising directly to advertisers and through advertising partners, agencies, and third-party demand and supply-side platforms. The Company recognizes advertising revenue on either a gross or net basis based on its assessment of whether the Company acts as the principal or agent in the transaction. Advertising revenue is generally recognized when the related impressions are delivered.

Within the advertising-related revenue streams, revenue generated from TV viewership data, metadata for program-tune and advertising measurement, and data from the AutoStage platform on connected cars is generally recognized over time as customers simultaneously receive and consume the benefits of the underlying data or scheduled data deliveries.

Media Platform revenue also includes licensing revenue that the Company recognizes through the licensing of its core middleware solutions, either on a per-unit royalty or a minimum guarantee or fixed fee basis, similar to “Consumer Electronics” described in the section above. This revenue is included within licensing and other revenue in the condensed consolidated statements of operations.

Services and Settlements/Recoveries

The Company also generates non-recurring engineering (“NRE”) revenue within all of its product categories. The Company recognizes NRE revenue as progress is made toward completion, generally using an input method based on the ratio of costs incurred to date to total estimated costs of the project.

Revenue from NRE services was less than 10% of total revenue for all periods presented.

The Company actively monitors and enforces its technology licenses, including seeking appropriate compensation for under-reported royalties, the use of its technologies without a license or beyond the scope of the license. As a result of these activities, the Company may, from time to time, recognize revenue from periodic compliance audits of licensees for underreporting royalties incurred in prior periods, or from settlement of license disputes. These settlements and recoveries may cause revenue to be higher than expected during a particular reporting period and such settlements and recoveries may not occur in subsequent periods. The Company recognizes revenue from settlements and recoveries when a binding agreement has been executed or a revised royalty report has been received and the Company concludes collection is probable.

Disaggregation of Revenue

Within licensing and other revenue, revenue recognized over time consists primarily of per-unit royalties, per-subscriber-per-month, per-device-per-month, monthly license fees, NRE services, and other performance obligations satisfied over time. Revenue recognized at a point in time consists primarily of fixed-fee or minimum guarantee licensing arrangements, and settlements or recoveries.

Within advertising and related revenue, revenue recognized over time consists primarily of TV viewership data, metadata for program-tune and advertising measurement, and data from the AutoStage platform on connected cars, while advertising revenue is generally recognized at a point in time as impressions are delivered.

The following table summarizes revenue by timing of recognition (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Licensing and other revenue
Recognized over time	$67,753	$78,315	$135,425	$153,698
Recognized at a point in time	31,757	17,892	70,932	50,531
Total licensing and other revenue	99,510	96,207	206,357	204,229
Advertising and related revenue
Recognized over time	3,169	2,817	6,053	5,662
Recognized at a point in time	11,813	6,909	16,288	10,075
Total advertising and related revenue	14,982	9,726	22,341	15,737
Total revenue	$114,492	$105,933	$228,698	$219,966

The following table summarizes revenue by product category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Pay-TV	$44,665	$49,937	$90,640	$99,801
Consumer Electronics	12,237	18,763	30,668	41,561
Connected Car	40,070	25,105	78,134	58,391
Media Platform	17,520	12,128	29,256	20,213
Total revenue	$114,492	$105,933	$228,698	$219,966

Revenue is attributed to geographic location based on the billing address of the customers. The following table summarizes revenue by geographic location (in thousands):

	Three Months Ended June 30,
	2026		2025
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
U.S. and Canada (1)	$58,888	51%	$60,389	57%
Asia Pacific	42,086	37	31,660	30
Europe, Middle East and Africa	6,675	6	8,119	8
Other	6,843	6	5,765	5
Total revenue	$114,492	100%	$105,933	100%

	Six Months Ended June 30,
	2026		2025
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
U.S. and Canada (1)	$109,780	48%	$110,100	50%
Asia Pacific	88,735	39	78,604	36
Europe, Middle East and Africa	16,803	7	18,198	8
Other	13,380	6	13,064	6
Total revenue	$228,698	100%	$219,966	100%

(1) For the three months ended June 30, 2026 and 2025, the Company recognized $55.3 million and $55.8 million of revenue from the U.S., which represented 48% and 53% of total revenue for the respective periods. For the six months ended June 30, 2026 and 2025, revenue from the U.S. was $102.5 million and $101.2 million, or 45% and 46% of total revenue, for the respective periods.

The Asia Pacific region accounts for a significant amount of revenue. The following table summarizes revenue recognized from the countries within this region (in thousands):

	Three Months Ended June 30,
	2026		2025
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
South Korea	$25,252	22%	$6,454	6%
Japan	$12,916	11%	$12,773	12%
China	$1,205	1%	$11,167	11%

	Six Months Ended June 30,
	2026		2025
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Japan	$43,155	19%	$30,562	14%
South Korea	$30,143	13%	$19,211	9%
China	$10,972	5%	$26,001	12%

The following table presents additional revenue disclosures (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$3,889	$6,575	$9,692	$14,614
Performance obligations satisfied in previous periods (true ups, recoveries, and settlements) (1)	$681	$2,080	$(2,315)	$1,295
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

Remaining Performance Obligations

Remaining performance obligations represent contracted revenue that has not yet been recognized. As of June 30, 2026, the Company’s remaining performance obligations and the period over which they are expected to be recognized were as follows (in thousands):

Year Ending December 31:	Amounts
2026 (remaining 6 months)	$37,509
2027	31,640
2028	17,640
2029	11,390
2030	7,870
Thereafter	566
Total	$106,615

Allowance for Credit Losses

The following table presents the activity in the allowance for credit losses for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026		2025
	Accounts Receivable	Unbilled Contracts Receivable	Accounts Receivable	Unbilled Contracts Receivable
Beginning balance	$2,921	$871	$1,072	$450
Provision for credit losses	657	(301)	27	22
Recoveries/charge-off	(4)	—	(145)	(4)
Ending balance	$3,574	$570	$954	$468

	Six Months Ended June 30,
	2026		2025
	Accounts Receivable	Unbilled Contracts Receivable	Accounts Receivable	Unbilled Contracts Receivable
Beginning balance	$2,848	$1,151	$946	$499
Provision for credit losses	775	(581)	229	(22)
Recoveries/charge-off	(49)	—	(221)	(9)
Ending balance	$3,574	$570	$954	$468

NOTE 3 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Prepaid expenses	$15,794	$12,874
Prepaid income taxes	6,873	7,401
Prepaid other taxes	2,459	2,791
Other	1,730	565
Total	$26,856	$23,631

Property and equipment, net consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Computer equipment and software	$55,347	$54,840
Capitalized internal-use software	49,024	38,699
Office equipment and furniture	10,465	10,470
Building	17,888	17,876
Land	5,300	5,300
Leasehold improvements	10,620	10,810
Construction in progress	1,659	1,325
Total property and equipment	150,303	139,320
Less: accumulated depreciation and amortization(1)	(95,314)	(87,394)
Property and equipment, net	$54,989	$51,926
(1)
Includes $16.7 million and $11.3 million as of June 30, 2026 and December 31, 2025, respectively, of accumulated amortization associated with capitalized internal-use software.

The following table summarizes the capitalization and amortization of internal-use software for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Costs capitalized associated with internal-use software	$6,534	$4,081	$10,325	$7,525
Amortization of capitalized internal-use software	$2,565	$1,895	$5,399	$3,243

Accrued liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Employee compensation and benefits	$26,889	$38,125
Accrued income taxes	15,493	5,913
Accrued expenses	15,278	15,718
Current portion of operating lease liabilities	7,513	8,858
Accrued royalties to third-parties	4,208	3,300
Accrued rebates and other payments to customers	2,834	3,914
Accrued revenue share	4,338	4,186
Accrued other taxes	1,942	1,889
Derivative liability associated with foreign exchange contracts	2,284	257
Current portion of contingent consideration from acquisition	1,521	—
Total	$82,300	$82,160

NOTE 4 – FINANCIAL INSTRUMENTS

Non-marketable Equity Securities

As of June 30, 2026 and December 31, 2025, other noncurrent assets included equity securities accounted for under the equity method with a carrying amount of $4.6 million and $4.7 million, respectively. No impairments to the carrying amount of the Company’s non-marketable equity securities were recognized in the three and six months ended June 30, 2026 and 2025.

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

The notional and fair values of all derivative financial instruments were as follows (in thousands):

	Location in Balance Sheet	June 30, 2026	December 31, 2025
Derivative instruments designated as cash flow hedges:
Fair value—foreign exchange contract liabilities, net amount	Accrued liabilities	$2,284	$257

Notional value held to buy U.S. dollars in exchange for other currencies		$1,811	$8,196
Notional value held to sell U.S. dollars in exchange for other currencies		$64,148	$66,476

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

The gross amounts of the Company’s foreign currency forward contracts and the net amounts recorded in the Company’s condensed consolidated balance sheets were as follows (in thousands):

	June 30, 2026	December 31, 2025
Gross amount of recognized assets	$101	$1,009
Gross amount of recognized liabilities	(2,385)	(1,266)
Net derivative liabilities	$(2,284)	$(257)

The changes in AOCL related to the cash flow hedges consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning balance	$(2,085)	$300	$(257)	$(1,858)
Other comprehensive (loss) income before reclassification	(689)	2,677	(2,525)	4,254
Amounts reclassified from accumulated other comprehensive loss (income) into net loss	490	(382)	498	199
Net current period other comprehensive (loss) income	(199)	2,295	(2,027)	4,453
Ending balance	$(2,284)	$2,595	$(2,284)	$2,595

The following table summarizes the gains (losses) recognized upon settlement of the hedged transactions in the condensed consolidated statements of operations for three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$(376)	$379	$(335)	$120
Selling, general and administrative	(114)	76	(163)	(30)
Total	$(490)	$455	$(498)	$90

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

Financial Liabilities Measured at Fair Value on a Recurring Basis

In connection with the non-material acquisition of a managed media advertising business on April 1, 2026, the Company recognized a contingent consideration liability with an initial fair value of $3.7 million, of which $2.2 million was included in other noncurrent liabilities, with the remainder included in accrued liabilities in the condensed consolidated balance sheets as of June 30, 2026. The contingent consideration liability is classified within Level 3 of the fair value hierarchy. The contingent consideration arrangement provides for quarterly cash payments over a two-year period following the acquisition, with payment amounts contingent upon the achievement of specified tiered advertising revenue targets.

Remeasurement of the contingent consideration liability at fair value is required in the reporting period where changes in the contingency occur such as changes in the estimated achievement of the associated advertising revenue targets. Changes in fair value are recognized within selling, general and administrative expense in the condensed consolidated statements of operations. For the three months ended June 30, 2026, there was no change to the contingency, and the Company did not remeasure the fair value of the contingent consideration liability.

Financial Instruments Not Recorded at Fair Value

The following table presents the Company’s financial assets and liabilities recorded at their carrying amount, but for which the fair value is disclosed (in thousands):

	June 30, 2026		December 31, 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Note receivable(1)	$33,026	$33,906	$31,928	$33,112
Deferred consideration from divestiture(2)	8,700	11,904	19,895	23,218
Total assets	$41,726	$45,810	$51,823	$56,330

Liabilities:
AR Facility	$40,000	$40,000	$40,000	$40,000
(1)
Refer to the AutoSense Divestiture (as described in Note 6—Divestitures) for the current and noncurrent portions of the carrying amount of the Tobii Note as of June 30, 2026. The current portion, which is due from Tobii in April 2027, approximates its fair value.
(2)
Included $11.9 million as of December 31, 2025 of the net carrying amount of the holdback consideration from the Perceive Transaction (as described in Note 6—Divestitures), which approximated the fair value and was classified as current in the consolidated balance sheets. In April 2026, the Company received the full payment of the holdback consideration.

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

Holdback Consideration

Upon completion of the Perceive Transaction, the holdback consideration of $12.0 million was estimated to have a then present value of $11.3 million, resulting in a discount of $0.7 million. For the three and six months ended June 30, 2026 and 2025, the amount of discount accreted as interest income was immaterial. The holdback consideration was paid in full by the Buyer during the second quarter of 2026.

The net carrying amount of the holdback consideration is as follows (in thousands):

	June 30, 2026	December 31, 2025
Holdback consideration	$12,000	$12,000
Less: unamortized discount on holdback consideration	—	(120)
Less: payment received from Buyer	(12,000)	—
Net carrying amount	$—	$11,880

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

The Company elected to present accrued interest within the carrying amount of note receivable, both current and noncurrent, in the condensed consolidated balance sheets. The carrying amount of the Tobii Note is as follows (in thousands):

	June 30, 2026	December 31, 2025
Outstanding principal amount	$27,676	$27,676
Add: interest accrued to date	5,350	4,252
Carrying amount—note receivable	$33,026	$31,928

Principal and accrued interest, current portion	$11,933
Principal and accrued interest, noncurrent	$21,093

For each of the three months ended June 30, 2026 and 2025, interest income recognized from the Tobii Note was $0.6 million. For the six months ended June 30, 2026 and 2025, the Company recognized interest income of $1.1 million and $1.2 million, respectively.

Deferred Consideration

The deferred consideration consists of guaranteed future cash payments, which are scheduled to be made by Tobii in four annual payments as follows (in thousands):

Date of Payment:	Amount
February 15, 2028	$3,000
February 15, 2029	2,250
February 15, 2030	4,500
February 15, 2031	5,250
Total future payments	$15,000

At the closing date of the Tobii Note, there was $9.2 million of discount on the deferred consideration to be accreted as interest income up to the date of the final payment. Interest income accreted from the discount was $0.4 million and $0.3 million for the three months ended June 30, 2026 and 2025, respectively, and $0.7 million and $0.6 million for the six months ended June 30, 2026 and 2025, respectively.

The net carrying amount of the deferred consideration is as follows (in thousands):

	June 30, 2026	December 31, 2025
Total deferred consideration	$15,000	$15,000
Less: unamortized discount on deferred consideration	(6,300)	(6,985)
Net carrying amount	$8,700	$8,015

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

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The Company recognized goodwill of $3.3 million from the non-material acquisition of a managed media advertising business on April 1, 2026. Goodwill is evaluated for potential impairment annually, as of the beginning of the fourth quarter, and whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable.

Intangible Assets, Net

Identified intangible assets consisted of the following (in thousands):

	June 30, 2026
	Weighted-Average Remaining Useful Life (in years)	Gross Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Acquired patents	3.8	$17,280	$(8,999)	$8,281
Existing technology / content database	3.0	219,941	(204,977)	14,964
Customer contracts and related relationships	2.9	494,069	(425,729)	68,340
Trademarks/trade name	1.0	39,313	(39,147)	166
Non-compete agreements		3,101	(3,101)	—
Total finite-lived intangible assets		773,704	(681,953)	91,751
Indefinite-lived intangible assets:
TiVo tradename/trademarks	N/A	21,400	—	21,400
Total intangible assets		$795,104	$(681,953)	$113,151

	December 31, 2025
	Weighted-Average Remaining Useful Life (in years)	Gross Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Acquired patents	4.2	$17,281	$(7,896)	$9,385
Existing technology / content database	3.4	219,919	(202,295)	17,624
Customer contracts and related relationships	3.4	493,685	(413,461)	80,224
Trademarks/trade name	1.5	39,313	(39,064)	249
Non-compete agreements		3,101	(3,101)	—
Total finite-lived intangible assets		773,299	(665,817)	107,482
Indefinite-lived intangible assets:
TiVo tradename/trademarks	N/A	21,400	—	21,400
Total intangible assets		$794,699	$(665,817)	$128,882

As of June 30, 2026, the estimated future amortization expense of total finite-lived intangible assets was as follows (in thousands):

Year Ending December 31:	Amounts
2026 (remaining 6 months)	$15,748
2027	31,089
2028	30,054
2029	14,209
2030	587
Thereafter	64
Total future amortization	$91,751

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

The Company accounted for the $40.0 million borrowed under the AR Facility as a secured borrowing. As of June 30, 2026, trade receivables totaling $119.3 million were included in the balance sheet of Xperi SPV and pledged as collateral against the borrowing.

The Company capitalized fees incurred to establish the securitization program of $1.2 million, which are amortized on a straight-line basis over the commitment term of three years. Fees amortized were immaterial for the three and six months ended June 30, 2026 and 2025, and recognized under “interest expense—debt” in the condensed consolidated statements of operations.

The AR Facility contains customary covenants included in debt arrangements, and certain liquidity and related covenants involving various types of financial performance measures. If, at any time, the aggregate outstanding principal exceeds the eligibility limit of the receivables, the Company is required to repay the excess amount borrowed immediately. The Company was in compliance with all covenants as of June 30, 2026.

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

Total interest expense for debt was $0.7 million and $1.4 million for the three and six months ended June 30, 2026, and $0.8 million and $1.5 million for the three and six months ended June 30, 2025, respectively.

NOTE 9 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(1,500)	$(14,781)	$(9,326)	$(33,147)
Denominator:
Weighted-average number of shares used in computing net loss per share - basic and diluted	48,421	45,846	47,890	45,313
Net loss per share - basic and diluted	$(0.03)	$(0.32)	$(0.19)	$(0.73)

The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three and Six Months Ended June 30,
	2026	2025
Restricted stock units	7,270	7,386
ESPP	56	71
Total	7,326	7,457

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

As of June 30, 2026, there were 5.6 million shares reserved for future grants under the 2022 EIP.

Restricted Stock Units

RSUs are granted at fair market value on the date of grant and typically have a time-based service condition with a vesting period of three or four years. RSUs also include performance-based awards (“PSUs”), which consist of both service and performance conditions and vest typically over three years.

RSU activity for the six months ended June 30, 2026 is as follows (in thousands, except per share amounts):

	Number of Shares Subject to Time- based Vesting	Number of Shares Subject to Performance- based Vesting	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2025	4,619	2,031	6,650	$10.50
Granted	2,515	1,040	3,555	$6.20
Vested / released	(2,101)	(4)	(2,105)	$10.67
Canceled / forfeited	(152)	(678)	(830)	$12.81
Balance at June 30, 2026	4,881	2,389	7,270	$8.08

Performance-Based Awards

From time to time, the Company may grant PSUs to senior executives, certain employees, and consultants. PSUs usually have a service condition, combined with either a performance or market condition. The performance condition is generally linked to one or more performance metrics of the Company, while the market condition is usually based on the achievement of specific stock price targets over a performance period determined by the Company, with the potential payout ranging from zero to 200% of the number of shares granted. For PSUs subject to a market condition, the fair value per award is fixed at the grant date and the amount of compensation expense is not adjusted during the performance period regardless of changes in the level of achievement of the market condition.

For PSUs granted during the period with a market condition, the Company determined the fair value on the date of grant by using a Monte Carlo simulation on the date of grant with the following assumptions:

	Six Months Ended June 30,
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

As of June 30, 2026, there were 1.1 million shares reserved for future issuance under the 2022 ESPP

The following table summarizes the valuation assumptions used in estimating the fair value of the 2022 ESPP for the offering periods in effect using the Black-Scholes option pricing model:

	Six Months Ended June 30,
	2026	2025
Expected life (years)	0.5—1.0	0.5—1.0
Risk-free interest rate	3.8%—4.1%	4.4%—5.1%
Dividend yield	0.0%	0.0%
Expected volatility	41.4%—42.4%	43.0%—44.1%

Stock-Based Compensation

Total stock-based compensation expense for the three and six months ended June 30, 2026 and 2025 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of licensing and other revenue, excluding depreciation and amortization of intangible assets	$332	$676	$842	$1,514
Cost of advertising and related revenue, excluding depreciation and amortization of intangible assets	129	168	275	374
Research and development	1,565	3,191	3,828	7,614
Selling, general and administrative	4,804	6,292	9,721	12,927
Total stock-based compensation expense	$6,830	$10,327	$14,666	$22,429

Stock-based compensation expense categorized by award type for the three and six months ended June 30, 2026 and 2025 is summarized in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
RSUs	$4,845	$8,266	$10,944	$18,138
PSUs	1,453	1,954	2,614	2,994
ESPP	532	107	1,108	1,297
Total stock-based compensation expense	$6,830	$10,327	$14,666	$22,429

As of June 30, 2026, unrecognized stock-based compensation expense related to unvested equity-based awards is as follows (amounts in thousands):

	June 30, 2026
	Unrecognized Stock-Based Compensation	Weighted-Average Period to Recognize Expense (in years)
RSUs	$25,959	2.1
PSUs	9,666	2.0
ESPP	807	0.5
Total unrecognized stock-based compensation expense	$36,432

NOTE 11 – INCOME TAXES

For the three and six months ended June 30, 2026, the Company recorded an income tax expense of $4.8 million and $14.9 million on a pretax income of $3.3 million and $5.6 million, respectively; which resulted in an effective tax rate of 145.1% and 266.0%, respectively. The income tax expense for the three and six months ended June 30, 2026 was primarily related to foreign withholding taxes and foreign income taxes.

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

As of June 30, 2026, gross unrecognized tax benefits of $15.5 million did not materially change as compared to December 31, 2025. Of the $15.5 million gross unrecognized tax benefits, $1.1 million would affect the effective tax rate, if recognized. The Company is unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease.

It is the Company’s policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. Recognition of interest and penalties related to unrecognized tax benefits was immaterial for the three and six months ended June 30, 2026 and 2025. As of June 30, 2026 and December 31, 2025, accrued interest and penalties in condensed consolidated balance sheets were immaterial.

As of June 30, 2026, the Company’s 2021 through 2026 tax years are generally open and subject to potential examination in one or more jurisdictions. In addition, in the United States, any net operating losses or credits that were generated in prior years but not yet fully utilized in a year that is closed under the statute of limitations may also be subject to examination.

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

The components of operating lease costs were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Fixed lease cost (1)	$2,731	$4,126	$6,114	$8,296
Variable lease cost	540	1,244	1,402	2,416
Less: sublease income	(193)	(2,216)	(1,323)	(4,336)
Total operating lease cost	$3,078	$3,154	$6,193	$6,376

(1)
Includes short-term leases expensed on a straight-line basis.

The following table presents supplemental cash flow information arising from lease transactions (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cash payments included in the measurement of operating lease liabilities	$2,913	$4,102	$5,818	$8,521
ROU assets obtained in exchange for lease obligations	$—	$2,357	$—	$9,181

The weighted-average remaining term of the Company’s operating leases and the weighted-average discount rate used to measure the present value of the operating lease liabilities are as follows:

	June 30, 2026	December 31, 2025
Weighted-average remaining lease term (in years)	4.2	4.4
Weighted-average discount rate	6.9%	6.9%

Future minimum lease payments and related lease liabilities as of June 30, 2026 were as follows (in thousands):

Year Ending December 31:	Operating Lease Payments (1)	Sublease Income	Net Operating Lease Payments
2026 (remaining 6 months)	$4,509	$(218)	$4,291
2027	8,591	(368)	8,223
2028	5,981	(379)	5,602
2029	3,906	(291)	3,615
2030	2,404	—	2,404
Thereafter	3,879	—	3,879
Total lease payments	29,270	$(1,256)	$28,014
Less: imputed interest	(4,099)
Present value of operating lease liabilities	$25,171

Less: operating lease liabilities, current portion	(7,513)
Noncurrent operating lease liabilities	$17,658
(1)
Future minimum lease payments exclude short-term leases as well as payments to landlords for variable common area maintenance, insurance, and real estate taxes.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Purchase and Other Contractual Obligations

In the ordinary course of business, the Company enters into contractual agreements with third parties that include non-cancelable payment obligations, for which it is liable in future periods. These arrangements primarily include unconditional purchase obligations to service providers. As of June 30, 2026, the Company’s total future unconditional purchase obligations were approximately $97.4 million.

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

As a result of the workforce reduction, the Company recognized restructuring charges totaling $13.9 million for the year ended December 31, 2025, primarily consisting of one-time employee termination benefits such as severance and related payroll taxes, post-termination medical benefits, and other related costs. The plan was substantially completed by the end of the first half of 2026.

The following table shows the amount of restructuring charges incurred and paid during the six months ended June 30, 2026 (in thousands):

Amounts
Accrued restructuring charges at December 31, 2025	$8,736
Restructuring charges incurred during the period	297
Amounts paid during the period	(8,821)
Accrued restructuring charges at June 30, 2026	$212

NOTE 15 - SEGMENT RELATED INFORMATION

Xperi is a leading media and entertainment technology company and operates as a single reportable segment. The Company’s Chief Executive Officer has been determined to be the chief operating decision maker (“CODM”) in accordance with the authoritative guidance on segment reporting. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance and decides how to allocate resources based on net income (loss) that also is reported on the statements of operations as consolidated net income (loss). The measure of segment assets is reported on the balance sheet as total consolidated assets.

The following table presents information about reported segment revenue, significant segment expenses, and segment net loss for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Licensing and other revenue	$99,510	$96,207	$206,357	$204,229
Advertising and related revenue	14,982	9,726	22,341	15,737
Total revenue	114,492	105,933	228,698	219,966
Less:
Cost of licensing and other revenue, excluding depreciation and amortization of intangible assets (1)	19,829	22,128	41,996	47,067
Cost of advertising and related revenue, excluding depreciation and amortization of intangible assets (1)	16,241	11,421	24,954	16,081
Research and development (1)	21,806	29,783	48,889	69,332
Selling, general and administrative (1)	41,463	41,142	83,250	89,840
Depreciation expense	3,951	3,448	8,212	6,353
Amortization expense	8,092	9,144	16,136	18,866
Impairment of long-lived assets	197	—	197	—
Interest and other income, net	(1,097)	(1,747)	(1,916)	(4,042)
Interest expense—debt	684	759	1,362	1,491
Provision for income taxes	4,826	4,636	14,944	8,125
Consolidated net loss	$(1,500)	$(14,781)	$(9,326)	$(33,147)

(1)
Includes total salaries, bonuses, and employee benefits of $48.7 million and $53.5 million for the three months ended June 30, 2026 and 2025, respectively; and $104.1 million and $122.0 million for the six months ended June 30, 2026 and 2025, respectively.

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

Business Overview

We are a leading media and entertainment technology company. Our technologies are integrated into consumer devices, connected cars, and a variety of media platforms worldwide, enabling our unique audiences to connect with entertainment content in a more intelligent, immersive, and personal way. As our audiences engage with content on our platforms, we operate a global, cross-screen advertising solution that enables brands to reach millions of engaged consumers across our rapidly expanding digital entertainment ecosystem, driving increased value for our partners, customers, and consumers. We operate in one reportable business segment and group our revenue into four categories: Pay-TV, Consumer Electronics, Connected Car and Media Platform. Headquartered in Silicon Valley with operations around the world, we have approximately 1,380 employees and more than 35 years of operating experience.

Macroeconomic Conditions

Macroeconomic conditions, including geopolitical conflicts in the Middle East, disruptions in global energy supplies, memory chip shortages, inflationary pressures, elevated interest rates, recessionary risks, volatility in financial and credit markets, changes in economic policy, reduced discretionary spending, tariffs, and global supply chain disruptions, have adversely affected, and may continue to adversely affect, our business and the business of our customers. While we closely monitor these developments and adjust our strategies where appropriate, the extent and duration of their impact on our business, operating results, and financial condition remain uncertain.

Restructuring Activities

In November 2025, we approved a restructuring plan designed to improve cost efficiency and better align our operating structure with our long-term strategies and prevailing market conditions. The plan involved a reduction of approximately 250 employees across all business and functional areas and became effective immediately. In connection with this plan, we incurred restructuring and related charges of $13.9 million and $0.3 million in the fourth quarter of 2025 and the first half of 2026, respectively, substantially all of which consisted of employee severance and related costs. As of June 30, 2026, the remaining amount of accrued restructuring charges was immaterial. Upon completion, we estimate that the reductions will generate annualized savings in the range of approximately $30 million to $35 million. For further information, refer to Note 14—Restructuring of the notes to condensed consolidated financial statements.

Results of Operations

The following table presents our historical operating results for the periods indicated as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Licensing and other revenue	87%	91%	90%	93%
Advertising and related revenue	13	9	10	7
Total revenue	100	100	100	100
Operating expenses:
Cost of licensing and other revenue, excluding depreciation and amortization of intangible assets	17	21	18	22
Cost of advertising and related revenue, excluding depreciation and amortization of intangible assets	14	11	11	7
Research and development	19	28	22	31
Selling, general and administrative	36	39	36	41
Depreciation expense	4	3	4	3
Amortization expense	7	9	7	8
Impairment of long-lived assets	—	—	—	—
Total operating expenses	97	111	98	112
Operating income (loss)	3	(11)	2	(12)
Interest and other income, net	1	2	1	2
Interest expense - debt	(1)	(1)	(1)	(1)
Income (loss) before taxes	3	(10)	2	(11)
Provision for income taxes	4	4	6	4
Net loss	(1)%	(14)%	(4)%	(15)%

Comparison of the Three and Six Months Ended June 30, 2026 and 2025

Revenue

We generate revenue primarily through the licensing of our technologies and solutions and the monetization of our global, cross-screen advertising platform. While licensing revenue continues to represent a significant portion of our total revenue, advertising and related revenue has grown substantially in recent periods, driven by the expansion of our advertising ecosystem and ongoing enhancements to our advertising products and capabilities. For a discussion of our revenue recognition policies and a description of our revenue-generating activities, see Note 2—Revenue to the unaudited condensed consolidated financial statements.

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Licensing and other revenue	$99,510	$96,207	$3,303	3%
Advertising and related revenue	14,982	9,726	5,256	54%
Total revenue	$114,492	$105,933	$8,559	8%

Licensing and other revenue increased by $3.3 million, or 3%, for the three months ended June 30, 2026 compared to the same period in the prior year. The increase was primarily driven by a $15.0 million increase in Connected Car revenue, mainly due to higher minimum guarantee (“MG”) revenue from HD Radio and music metadata. This increase was partially offset by a $6.5 million decrease in Consumer Electronics revenue, primarily due to the absence of certain MG and settlement revenue recognized in the prior-year period, and a $5.3 million decrease in Pay-TV revenue, primarily reflecting declines in core guide products and related subscription revenue, partially offset by growth in TiVo video-over-broadband (“IPTV”) solutions.

Advertising and related revenue increased by $5.3 million, or 54%, for the three months ended June 30, 2026 compared to the same period in the prior year. The increase was primarily attributable to growth in ad impressions delivered, driven by continued expansion of TiVo One platform users, expanded advertising partnerships, and enhancements to our advertising products and services.

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Licensing and other revenue	$206,357	$204,229	$2,128	1%
Advertising and related revenue	22,341	15,737	6,604	42%
Total revenue	$228,698	$219,966	$8,732	4%

Licensing and other revenue increased by $2.1 million, or 1%, for the six months ended June 30, 2026 compared to the same period in the prior year. The increase was primarily driven by a $19.7 million increase in Connected Car revenue, mainly due to higher MG revenue from HD Radio, and a $2.5 million increase within Media Platform primarily due to middleware licensing. These increases were partially offset by a $10.9 million decrease in Consumer Electronics revenue, primarily due to the absence of certain MG and settlement revenue recognized in the prior-year period, as well as memory-related challenges in certain end product categories, and a $9.2 million decrease in Pay-TV revenue, primarily reflecting declines in core guide products and related subscription revenue, partially offset by growth in IPTV.

Advertising and related revenue increased by $6.6 million, or 42%, for the six months ended June 30, 2026 compared to the same period in the prior year. The increase was primarily attributable to growth in ad impressions delivered, driven by continued expansion of TiVo One platform users, expanded advertising partnerships, and enhancements to our advertising products and services.

Operating Expenses

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Cost of licensing and other revenue, excluding depreciation and amortization of intangible assets	$19,829	$22,128	$(2,299)	(10)%
Cost of advertising and related revenue, excluding depreciation and amortization of intangible assets	16,241	11,421	4,820	42%
Research and development	21,806	29,783	(7,977)	(27)%
Selling, general and administrative	41,463	41,142	321	1%
Depreciation expense	3,951	3,448	503	15%
Amortization expense	8,092	9,144	(1,052)	(12)%
Impairment of long-lived assets	197	—	197	NM
Total operating expenses	$111,579	$117,066	$(5,487)	(5)%

NM - Not meaningful. Amount is immaterial and no further disclosure is considered necessary.

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Cost of licensing and other revenue, excluding depreciation and amortization of intangible assets	$41,996	$47,067	$(5,071)	(11)%
Cost of advertising and related revenue, excluding depreciation and amortization of intangible assets	24,954	16,081	8,873	55%
Research and development	48,889	69,332	(20,443)	(29)%
Selling, general and administrative	83,250	89,840	(6,590)	(7)%
Depreciation expense	8,212	6,353	1,859	29%
Amortization expense	16,136	18,866	(2,730)	(14)%
Impairment of long-lived assets	197	—	197	NM
Total operating expenses	$223,634	$247,539	$(23,905)	(10)%

NM - Not meaningful. Amount is immaterial and no further disclosure is considered necessary.

Cost of Licensing and Other Revenue, Excluding Depreciation and Amortization of Intangible Assets

Cost of licensing and other revenue, excluding depreciation and amortization of intangible assets, consists primarily of employee-related costs, content and data costs, royalties paid to third parties, hosting fees, service center expenses, maintenance costs and an allocation of facilities costs, as well as other expenses related to providing non-recurring engineering services.

Cost of licensing and other revenue, excluding depreciation and amortization of intangible assets, for the three months ended June 30, 2026 was $19.8 million, as compared to $22.1 million in the same period of the prior year, a decrease of $2.3 million, or 10%. The decrease was primarily driven by lower employee-related costs resulting from restructuring activities, as well as reduced hardware-related costs following the discontinuation of hardware product sales by the end of 2025.

Cost of licensing and other revenue, excluding depreciation and amortization of intangible assets, for the six months ended June 30, 2026 was $42.0 million, as compared to $47.1 million in the same period of the prior year, a decrease of $5.1 million, or 11%. The decrease was primarily driven by lower employee-related costs resulting from restructuring activities and reduced hardware product-related costs.

Cost of Advertising and Related Revenue, Excluding Depreciation and Amortization of Intangible Assets

Cost of advertising and related revenue, excluding depreciation and amortization of intangible assets, consists primarily of advertising inventory and related costs, including revenue share, advertising serving fees and agency fees, third-party cloud services, content and data costs, and employee-related expenses.

Cost of advertising and related revenue, excluding depreciation and amortization of intangible assets, for the three months ended June 30, 2026 was $16.2 million, as compared to $11.4 million in the same period of the prior year, an increase of $4.8 million, or 42%. This increase was primarily attributable to higher advertising inventory and related costs incurred in connection with advertising and related revenue.

Cost of advertising and related revenue, excluding depreciation and amortization of intangible assets, for the six months ended June 30, 2026 was $25.0 million, as compared to $16.1 million in the same period of the prior year, an increase of $8.9 million, or 55%. This increase was primarily attributable to higher advertising inventory and related costs incurred in connection with advertising and related revenue.

Research and Development

Research and development (“R&D”) expenses consist primarily of employee-related costs, stock-based compensation (“SBC”) expense, engineering consulting expenses associated with new product and technology development, product commercialization, quality assurance and testing costs, as well as other costs related to patent applications and examinations, materials, supplies, and an allocation of facilities costs. Other than certain software development costs that are capitalized, all research and development costs are expensed as incurred.

R&D expenses for the three months ended June 30, 2026 was $21.8 million, as compared to $29.8 million in the same period of the prior year, a decrease of $8.0 million, or 27%. The decrease was primarily driven by lower employee-related costs resulting from restructuring activities, reduced SBC expense, and lower spending on outside services.

R&D expenses for the six months ended June 30, 2026 was $48.9 million, as compared to $69.3 million in the same period of the prior year, a decrease of $20.4 million, or 29%. The decrease was primarily driven by lower employee-related costs resulting from restructuring activities, reduced SBC expense, and lower spending on outside services.

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

Selling, general and administrative expenses for the three months ended June 30, 2026 were $41.5 million, as compared to $41.1 million in the same period of the prior year, an increase of $0.4 million, or 1%. The increase was primarily attributable to higher bonus and commission expenses, partially offset by lower employee salary-related costs resulting from restructuring activities and lower SBC expense.

Selling, general and administrative expenses for the six months ended June 30, 2025 were $83.3 million, as compared to $89.8 million in the same period of the prior year, a decrease of $6.5 million, or 7%. The decrease was primarily attributable to lower employee salary-related costs resulting from restructuring activities and lower SBC expense, partially offset by higher bonus and commission expenses.

Stock-based Compensation

The following table sets forth our SBC expense for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of licensing and other revenue, excluding depreciation and amortization of intangible assets	$332	$676	$842	$1,514
Cost of advertising and related revenue, excluding depreciation and amortization of intangible assets	129	168	275	374
Research and development	1,565	3,191	3,828	7,614
Selling, general and administrative	4,804	6,292	9,721	12,927
Total stock-based compensation expense	$6,830	$10,327	$14,666	$22,429

We recognized SBC expense from restricted stock units (“RSUs”) and purchases made under our employee stock purchase plan (“ESPP”). The decreases of $3.5 million and $7.8 million in SBC expense for the three and six months ended June 30, 2026, respectively, when compared to the same periods of the prior year, was primarily driven by reduced employee headcount, RSUs granted over time at lower valuations, and lower expense for performance-based restricted stock awards.

Depreciation Expense

We recognized depreciation expense for certain equipment, capitalized internal-use software, leasehold improvements, and buildings and improvements. Depreciation expense for the three months ended June 30, 2026 was $4.0 million, as compared to $3.4 million in the same period of the prior year, an increase of $0.6 million, or 15%. The increase was primarily driven by increased capitalized internal-use software costs over the preceding 12 months.

Depreciation expense for the six months ended June 30, 2026 was $8.2 million, as compared to $6.4 million in the same period of the prior year, an increase of $1.8 million, or 29%. The increase was primarily driven by increased capitalized internal-use software costs over the preceding 12 months.

Amortization Expense

We recognized amortization expense for certain intangible assets we acquired in business combinations that are recognized separately from goodwill. For the three and six months ended June 30, 2026, amortization expense decreased by $1.1 million and $2.7 million, or 12% and 14%, respectively, as compared to the same periods of the prior year. The decreases were primarily due to certain intangible assets becoming fully amortized over the preceding 12 months.

As a result of intangible assets we acquired in previous mergers and acquisitions, we anticipate that amortization expenses will continue to be a significant expense over the next several years. See Note 7—Goodwill and Intangible Assets, Net of the Notes to Condensed Consolidated Financial Statements (Unaudited) for additional detail.

Interest and Other Income, Net

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Interest and other income, net	$1,097	$1,747	$(650)	(37)%

Interest and other income, net, was lower in the three months ended June 30, 2026, as compared to the same period in the prior year, principally due to foreign currency transaction losses recognized during the second quarter of 2026.

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Interest and other income, net	$1,916	$4,042	$(2,126)	(53)%

Interest and other income, net, was lower in the six months ended June 30, 2026, as compared to the same period in the prior year, principally due to foreign currency transaction losses recognized during the six months ended June 30, 2026.

Interest Expense—Debt

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Interest expense - debt	$(684)	$(759)	$75	(10)%

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Interest expense - debt	$(1,362)	$(1,491)	$129	(9)%

Interest expense on our debt did not change materially for the three and six months ended June 30, 2026, compared with the corresponding periods in the prior year.

Provision for Income Taxes

For the three and six months ended June 30, 2026, we recorded an income tax expense of $4.8 million and $14.9 million on a pretax income of $3.3 million and $5.6 million, respectively; which resulted in an effective tax rate of 145.1% and 266.0%, respectively. The income tax expense for the three and six months ended June 30, 2026 was primarily related to foreign income taxes and foreign withholding taxes.

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

Liquidity and Capital Resources

The following table presents selected financial information related to our liquidity and significant sources and uses of cash and cash equivalents as of and for the periods presented:

	As of
	June 30, 2026	December 31, 2025
	(dollars in thousands)
Cash and cash equivalents	$90,590	$96,824
Current ratio(1)	2.5	2.4

(1)
The current ratio is a liquidity ratio that measures our ability to pay short-term obligations or those due within one year. The ratio is calculated by dividing current assets by current liabilities.

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(3,455)	$(12,151)
Net cash used in investing activities	$(11,779)	$(8,986)
Net cash used in financing activities	$9,000	$(14,279)

Our primary sources of liquidity and capital resources are our cash and cash equivalents and borrowings available under our accounts receivable securitization program (the “AR Facility”) with PNC Bank, National Association and PNC Capital Markets LLC (“PNC”). Cash and cash equivalents were $90.6 million as of June 30, 2026, compared to $96.8 million as of December 31, 2025, a decrease of $6.2 million. The decrease was primarily driven by $3.5 million of cash used in operating activities, $11.8 million of capital expenditures, including capitalized internal-use software costs, and $4.4 million of payments for withholding taxes related to the net share settlement of equity awards. These decreases were partially offset by $2.1 million of proceeds from the issuance of common stock under our ESPP and the receipt of a $12.0 million indemnification holdback payment in full related to the Perceive divestiture, of which $11.3 million was classified as a financing activity. For detailed information regarding the AR Facility, refer to “Long-Term Debt Financing” below.

For information about our material cash requirements, see “Liquidity and Capital Resources” in Part II, Item 7 of our Form 10-K. Our cash requirements have not changed materially since December 31, 2025.

Stock Repurchase Program

In April 2024, our Board of Directors (the “Board”) authorized the repurchase of up to $100.0 million of our common stock (the “Program”). Under the Program, we may make repurchases, from time to time, through open market purchases, block trades, privately negotiated transactions, accelerated share repurchase transactions, or other means. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases under the Program. As of June 30, 2026, we have repurchased a total of approximately 2.2 million shares of common stock, since inception of the Program, at an average price of $9.23 per share for a total cost of approximately $20.0 million. We did not repurchase any common stock during the six months ended June 30, 2026. As of June 30, 2026, the total remaining amount available for repurchase was $80.0 million. We may continue to execute authorized repurchases from time to time under the Program. There is no guarantee that such repurchases under the Program will enhance the value of our common stock.

Cash Flows

Cash Flows from Operating Activities

Net cash used in operating activities was $3.5 million for the six months ended June 30, 2026, primarily due to our net loss of $9.3 million being further adjusted by $32.4 million of changes in operating assets and liabilities, including an increase of $22.1 million in unbilled contracts receivable and payment of employee annual bonuses for 2025 performance, partially offset by non-cash items such as SBC expense of $14.7 million, amortization of intangible assets of $16.1 million, and depreciation expense of $8.2 million.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $11.8 million and $9.0 million for the six months ended June 30, 2026 and 2025, respectively, which was related to capital expenditures, including capitalized internal-use software.

Capital Expenditures

Our capital expenditures for property and equipment consist primarily of capitalized internal-use software, purchases of computer hardware and software, information systems, and production and test equipment. We expect capital expenditures in 2026 to be approximately $25.0 million, an increase of approximately $5.0 million from our original expectation, due primarily to continued constraints in the memory market, which have increased the cost of planned capital equipment purchases, as well as incremental investments to reduce memory requirements in our software platforms in response to partner demand. We expect these expenditures to be funded with existing cash and cash equivalents. However, there can be no assurance that our current expectations will be realized, and our plans remain subject to change based on further review of our capital expenditure needs.

Cash Flows from Financing Activities

Net cash provided by financing activities was $9.0 million for the six months ended June 30, 2026, primarily due to the receipt of $11.3 million of indemnification holdback proceeds in connection with the Perceive divestiture, net of $0.7 million relating to accreted interest classified within operating cash flows, and $2.1 million of proceeds from the issuance of common stock under our ESPP. These inflows were partially offset by $4.4 million of withholding tax payments related to the net share settlement of equity awards.

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

Upon entering into the RF Agreements on February 21, 2025, we borrowed $40.0 million under the AR Facility and selected the monthly Term SOFR Rate (as defined in the RFA). The RF Agreements contain various covenants that we believe are usual and customary. The interest payments on the AR Facility debt, exclusive of the debt issuance costs and related amortization, are expected to be approximately $2.3 million for the next 12 months and may vary with changes in interest rates. In December 2025, we repaid $1.1 million of the outstanding principal as the aggregate outstanding principal at the time temporarily exceeded the eligibility limit of the receivables and subsequently drew down the same amount. As of June 30, 2026, we were in compliance with the covenants under the RF Agreements.

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

Critical Accounting Estimates

During the six months ended June 30, 2026, there were no significant changes in our critical accounting estimates. For a discussion of our critical accounting estimates, see Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K.

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

We do not typically receive license revenue from our TiVo OS arrangements with manufacturers, and we expect to incur significant expenses in connection with these commercial agreements. In addition, Pay-TV’s broadband-only offerings generate lower licensing fees compared to our other Pay-TV offerings. The primary economic benefits that we expect to derive from these license arrangements are indirect, primarily from growing the number of active users to generate advertising and related revenue. If these arrangements do not result in an increase in active users, or if that growth does not result in an increase in advertising and related revenue, our business may be harmed. If we are not successful in maintaining existing and creating new relationships with manufacturing partners and Pay-TV operators, or if we encounter technological, content licensing, or other impediments to these relationships, our ability to grow our business could be adversely impacted. For example, increased demand arising from artificial intelligence infrastructure growth has constrained the availability of memory chips and increased their cost, which has led and may continue to lead some consumer electronics manufacturers to reduce their inventory forecast, forecast lower sales, or increase the pricing of their products, which has resulted in, and could continue to result in lower sales and the need for us to devote resources towards reducing the memory requirements of our TiVo OS. If our manufacturing partners continue to reduce their forecasts or delay the market launch dates for distributing Smart TVs or other streaming devices with TiVo OS or we are not successful in our efforts to reduce the memory requirements of our TiVo OS, our business may continue to be harmed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable.

(b) Not applicable.

(c) Purchases of Equity Securities by Issuer and Affiliated Purchasers.

We did not repurchase shares of our common stock during the three months ended June 30, 2026.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) None.

(c) Securities Trading Arrangements of Directors and Section 16 Officers.

On May 29, 2026, Laura J. Durr, a member of the Company’s Board, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 13,000 shares of the Company’s common stock. Ms. Durr’s plan will expire on May 28, 2027, subject to early termination in accordance with the terms of the plan.

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

Dated: August 6, 2026

XPERI INC.

By:	/s/ Robert Andersen
Robert Andersen Chief Financial Officer