Form 10-Q
period 2026-09-30
Xperi Inc.
filed 2026-11-05
CIK 1788999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The number of shares outstanding of the registrant’s common stock as of October 27, 2026 was 48,819,482.

XPERI INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

Note About Forward-Looking Statements

This quarterly report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” “may,” “will,” “intends,” “potentially,” “targets” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements that relate to our future revenue, product development, demand, acceptance and market share, growth rate, competitiveness, gross margins, levels of research, development and other related costs, expenditures, including required investments, tax expenses, cash flows, our management’s plans and objectives for our current and future operations, the levels of customer spending or research and development activities, disaggregation of revenue, general economic conditions, risks related to new or increased tariffs, interest rate risks, the impact of any acquisitions or divestitures on our financial condition and results of operations, our repurchase program, promissory note and notes receivable, the effects of memory chip constraints on our customers and partners, the sufficiency of financial resources to support future operations and capital expenditures, and our restructuring plan and related charges, anticipated cost savings and other effects.

Although forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks, uncertainties, and changes in condition, significance, value and effect, including those discussed under the heading “Risk Factors” in our Form 10-K (as defined below), as updated in Part II, Item 1A of this Quarterly Report, and other documents we file from time to time with the U.S. Securities and Exchange Commission (“SEC”), such as our quarterly reports on Form 10-Q and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report and are based on information currently and reasonably known to us. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report, other than as required by law. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

XPERI INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Licensing and other revenue	$99,028	$107,715	$305,385	$311,944
Advertising and related revenue	14,925	3,917	37,266	19,654
Total revenue	113,953	111,632	342,651	331,598
Operating expenses:
Cost of licensing and other revenue, excluding depreciation and amortization of intangible assets	25,190	23,744	67,186	70,811
Cost of advertising and related revenue, excluding depreciation and amortization of intangible assets	10,306	5,334	35,260	21,415
Research and development	23,486	29,923	72,375	99,255
Selling, general and administrative	41,654	42,536	125,101	132,376
Depreciation expense	3,680	3,470	11,892	9,823
Amortization expense	7,874	7,987	24,010	26,853
Total operating expenses	112,190	112,994	335,824	360,533
Income (loss) from operations	1,763	(1,362)	6,827	(28,935)
Interest and other income, net	1,073	821	2,989	4,863
Interest expense - debt	(694)	(761)	(2,056)	(2,252)
Income (loss) before taxes	2,142	(1,302)	7,760	(26,324)
Provision for income taxes	7,383	4,805	22,327	12,930
Net loss	$(5,241)	$(6,107)	$(14,567)	$(39,254)
Net loss per share - basic and diluted	$(0.11)	$(0.13)	$(0.30)	$(0.86)
Weighted-average number of shares used in computing net loss per share - basic and diluted	48,781	46,276	48,190	45,637

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(5,241)	$(6,107)	$(14,567)	$(39,254)
Other comprehensive (loss) income:
Reclassification of foreign currency translation adjustments into net loss upon liquidation of foreign subsidiaries	—	—	—	45
Unrealized (loss) gain on cash flow hedges	(70)	(2,043)	(2,097)	2,410
Comprehensive loss	$(5,311)	$(8,150)	$(16,664)	$(36,799)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$87,026	$96,824
Accounts receivable, net	62,191	56,838
Unbilled contracts receivable, net	103,559	78,320
Prepaid expenses and other current assets	26,911	23,631
Note receivable	12,135	—
Deferred consideration from divestiture	—	11,880
Total current assets	291,822	267,493
Note receivable, noncurrent	21,450	31,928
Deferred consideration from divestiture, noncurrent	9,064	8,015
Unbilled contracts receivable, noncurrent	78,989	67,417
Property and equipment, net	59,730	51,926
Operating lease right-of-use assets	20,578	27,557
Intangible assets, net	105,298	128,882
Goodwill	3,329	—
Deferred tax assets	6,275	5,281
Other noncurrent assets	28,314	27,330
Total assets	$624,849	$615,829
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,654	$12,352
Accrued liabilities	96,235	82,160
Deferred revenue	12,638	16,137
Total current liabilities	122,527	110,649
Long-term debt	40,000	40,000
Deferred revenue, noncurrent	10,148	15,072
Operating lease liabilities, noncurrent	16,065	21,487
Deferred tax liabilities	1,428	1,428
Other noncurrent liabilities	18,079	13,118
Total liabilities	208,247	201,754
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock: $0.001 par value; 6,000 shares authorized as of September 30, 2026 and December 31, 2025; no shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock: $0.001 par value; 140,000 shares authorized as of September 30, 2026 and December 31, 2025; 48,789 and 46,925 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	49	47
Additional paid-in capital	1,333,438	1,314,249
Accumulated other comprehensive loss	(6,535)	(4,438)
Accumulated deficit	(910,350)	(895,783)
Total stockholders' equity	416,602	414,075
Total liabilities and stockholders' equity	$624,849	$615,829

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(14,567)	$(39,254)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of intangible assets	24,010	26,853
Stock-based compensation expense	21,680	32,069
Depreciation of property and equipment	11,892	9,823
Accrued interest income from note receivable	(1,656)	(1,760)
Accretion of discount from deferred consideration from divestitures	(1,169)	(1,238)
Deferred income taxes	(994)	(597)
Other	1,255	2,298
Changes in operating assets and liabilities:
Accounts receivable	(5,799)	1,445
Unbilled contracts receivable	(36,811)	(12,408)
Prepaid expenses and other assets	(3,877)	896
Accounts payable	451	(1,475)
Accrued and other liabilities	14,642	(10,730)
Deferred revenue	(8,423)	(10,537)
Net cash provided by (used in) operating activities	634	(4,615)
Cash flows from investing activities:
Capitalized internal-use software	(16,781)	(12,161)
Purchases of property and equipment	(2,422)	(2,439)
Purchases of intangible assets	(42)	(7)
Net cash used in investing activities	(19,245)	(14,607)
Cash flows from financing activities:
Proceeds from settlement of holdback consideration from divestiture	11,302	—
Proceeds from issuance of common stock under employee stock purchase plan	2,132	3,315
Proceeds from long-term debt	—	40,000
Withholding taxes related to net share settlement of equity awards	(4,621)	(6,624)
Repayment of short-term debt	—	(50,000)
Payment of debt issuance costs	—	(1,249)
Net cash provided by (used in) financing activities	8,813	(14,558)
Net decrease in cash and cash equivalents	(9,798)	(33,780)
Cash and cash equivalents at beginning of period	96,824	130,564
Cash and cash equivalents at end of period	$87,026	$96,784
Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$6,262	$7,303
Interest paid	$1,757	$1,788
Supplemental disclosure of noncash investing and financing activities:
Contingent consideration in connection with acquisition	$3,713	$—
Property and equipment included in accounts payable and accrued liabilities	$1,504	$2,106
Costs capitalized for internal-use software included in accounts payable and accrued liabilities	$346	$208

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

Three Months Ended September 30, 2026	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at July 1, 2026	48,745	$49	$1,326,611	$(6,465)	$(905,109)	$415,086
Vesting of restricted stock units, net of tax withholding	44	—	(187)	—	—	(187)
Stock-based compensation	—	—	7,014	—	—	7,014
Unrealized loss on cash flow hedges	—	—	—	(70)	—	(70)
Net loss	—	—	—	—	(5,241)	(5,241)
Balances at September 30, 2026	48,789	$49	$1,333,438	$(6,535)	$(910,350)	$416,602

Nine Months Ended September 30, 2026	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at January 1, 2026	46,925	$47	$1,314,249	$(4,438)	$(895,783)	$414,075
Vesting of restricted stock units, net of tax withholding	1,424	1	(4,622)	—	—	(4,621)
Issuance of common stock under employee stock purchase plan	440	1	2,131	—	—	2,132
Stock-based compensation	—	—	21,680	—	—	21,680
Unrealized loss on cash flow hedges	—	—	—	(2,097)	—	(2,097)
Net loss	—	—	—	—	(14,567)	(14,567)
Balances at September 30, 2026	48,789	$49	$1,333,438	$(6,535)	$(910,350)	$416,602

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

Three Months Ended September 30, 2025	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at July 1, 2025	46,221	$46	$1,293,958	$(1,586)	$(872,591)	$419,827
Vesting of restricted stock units, net of tax withholding	74	—	(279)	—	—	(279)
Stock-based compensation	—	—	9,640	—	—	9,640
Unrealized loss on cash flow hedges	—	—	—	(2,043)	—	(2,043)
Net loss	—	—	—	—	(6,107)	(6,107)
Balances at September 30, 2025	46,295	$46	$1,303,319	$(3,629)	$(878,698)	$421,038

Nine Months Ended September 30, 2025	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at January 1, 2025	44,328	$44	$1,274,561	$(6,084)	$(839,444)	$429,077
Vesting of restricted stock units, net of tax withholding	1,466	1	(6,625)	—	—	(6,624)
Issuance of common stock under employee stock purchase plan	501	1	3,314	—	—	3,315
Stock-based compensation	—	—	32,069	—	—	32,069
Reclassification of foreign currency translation adjustments into net loss upon liquidation of foreign subsidiaries	—	—	—	45	—	45
Unrealized gain on cash flow hedges	—	—	—	2,410	—	2,410
Net loss	—	—	—	—	(39,254)	(39,254)
Balances at September 30, 2025	46,295	$46	$1,303,319	$(3,629)	$(878,698)	$421,038

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

The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026 or any future period and the Company makes no representations related thereto.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The accounting estimates and assumptions that require management’s most significant, challenging, and subjective judgment include the estimation of licensees’ quarterly royalties prior to receiving the royalty reports, the determination of stand-alone selling price and the transaction price in an arrangement with multiple performance obligations, the fair value of the note receivable and deferred consideration in connection with the sale of the AutoSense in-cabin safety business and related imaging solutions (the “AutoSense Divestiture”), the assessment of useful lives and recoverability of other intangible assets and long-lived assets, recognition and measurement of current and deferred income tax assets and liabilities, the assessment of unrecognized tax benefits, and valuation of performance-based awards with a market condition. Actual results experienced by the Company may differ from management’s estimates.

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

As part of the consideration for the AutoSense Divestiture, the Company received a note receivable and deferred consideration from Tobii AB (“Tobii”). Both of these instruments are exposed to credit risk arising from default on repayment from Tobii. The credit risk associated with the note receivable is mitigated by establishing a floating lien and security interest in certain of Tobii’s assets, rights, and properties, whereas the deferred consideration is not secured by any collateral. The Company utilizes valuation methodologies such as internally generated cash flow projections on the principal and interest of each instrument, along with the review of certain other data points, to determine the likelihood that the note receivable or deferred consideration will be repaid. Further, the Company assesses each instrument for credit losses and provides a reserve if full payment on the instruments may not occur as expected, in which case the reserve reflects the excess of the amortized cost basis over the results of the cash flow projections. The Company expects Tobii to make full payment on both instruments in accordance with the underlying agreement. Accordingly, no allowance for credit losses was recorded as of September 30, 2026 and December 31, 2025.

Recent Accounting Pronouncements

The following are Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”) that are relevant to the Company’s consolidated financial statements and related disclosures.

Accounting Standard Adopted

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The updated guidance simplifies the methodology for estimating expected credit losses for outstanding trade and other related receivables arising from revenue transactions by no longer requiring forecasted information to be considered, but only historical and current economic conditions pertaining to the collectibility of such receivables, if elected as a practical expedient upon adoption. The Company adopted this guidance in the first quarter of 2026 on a prospective basis and elected the practical expedient. The impact upon adoption was not material to its consolidated financial statements.

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

The Company actively monitors and enforces its technology licenses, including seeking appropriate compensation for under-reported royalties, or the use of its technologies without a license or beyond the scope of the license. As a result of these activities, the Company may, from time to time, recognize revenue from periodic compliance audits of licensees for underreporting royalties incurred in prior periods, or from settlement of license disputes. These settlements and recoveries may cause revenue to be higher than expected during a particular reporting period and such settlements and recoveries may not occur in subsequent periods. The Company recognizes revenue from settlements and recoveries when a binding agreement has been executed or a revised royalty report has been received and the Company concludes collection is probable.

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

Within advertising and related revenue, revenue recognized over time consists primarily of TV viewership data, metadata for program-tune and advertising measurement, and data from the AutoStage platform on connected cars, while advertising revenue is generally recognized at a point in time as impressions are delivered. Revenue recognized at a point in time may also consist of settlements or recoveries.

The following table summarizes revenue by timing of recognition (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Licensing and other revenue
Recognized over time	$66,891	$80,210	$202,316	$233,908
Recognized at a point in time	32,137	27,505	103,069	78,036
Total licensing and other revenue	99,028	107,715	305,385	311,944
Advertising and related revenue
Recognized over time	3,087	2,609	9,140	8,271
Recognized at a point in time	11,838	1,308	28,126	11,383
Total advertising and related revenue	14,925	3,917	37,266	19,654
Total revenue	$113,953	$111,632	$342,651	$331,598

The following table summarizes revenue by product category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Pay-TV	$53,378	$49,781	$144,018	$149,582
Consumer Electronics	13,602	18,802	44,270	60,363
Connected Car	29,932	34,612	108,066	93,003
Media Platform	17,041	8,437	46,297	28,650
Total revenue	$113,953	$111,632	$342,651	$331,598

Revenue is attributed to geographic location based on the billing address of the customers. The following table summarizes revenue by geographic location (in thousands):

	Three Months Ended September 30,
	2026		2025
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
U.S. and Canada (1)	$63,284	55%	$48,067	43%
Asia Pacific	31,369	28	40,631	36
Europe, Middle East and Africa	8,401	7	15,605	14
Other	10,899	10	7,329	7
Total revenue	$113,953	100%	$111,632	100%

	Nine Months Ended September 30,
	2026		2025
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
U.S. and Canada (1)	$173,064	51%	$158,167	48%
Asia Pacific	120,104	35	119,235	36
Europe, Middle East and Africa	25,204	7	33,803	10
Other	24,279	7	20,393	6
Total revenue	$342,651	100%	$331,598	100%

(1) For the three months ended September 30, 2026 and 2025, the Company recognized $56.5 million and $43.4 million of revenue from the U.S., which represented 50% and 39% of total revenue for the respective periods. For the nine months ended September 30, 2026 and 2025, revenue from the U.S. was $159.0 million and $144.6 million, or 46% and 44% of total revenue, for the respective periods.

The Asia Pacific region accounts for a significant amount of revenue. The following table summarizes revenue recognized from the countries within this region (in thousands):

	Three Months Ended September 30,
	2026		2025
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Japan	$22,756	20%	$28,812	26%

	Nine Months Ended September 30,
	2026		2025
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Japan	$65,911	19%	$59,374	18%
South Korea	$35,209	10%	$25,479	8%

The following table summarizes the customers that accounted for 10% or more of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Customer A	*	17%	*	*
Customer B	16%	*	*	*

* Represented less than 10% of total revenue

The following table summarizes the customers that accounted for 10% or more of the net balances of accounts receivable and unbilled contracts receivable:

	September 30, 2026		December 31, 2025
	Accounts Receivable	Unbilled Contracts Receivable	Accounts Receivable	Unbilled Contracts Receivable
Customer A	*	18%	*	13%
Customer B	*	14%	*	11%

* Represented less than 10% of net balances of accounts receivable or unbilled contracts receivable

The following table presents additional revenue disclosures (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$3,205	$5,582	$12,897	$20,196
Performance obligations satisfied in previous periods (true ups, recoveries, and settlements) (1)	$4,438	$(364)	$2,070	$1,243
(1)
True-ups represent the differences between the Company’s quarterly estimates of per-unit royalty revenue and actual production/sales-based royalties reported by licensees in reports that are generally received in the following period and may include other changes in estimates. Recoveries represent corrections or revisions to previously reported per-unit royalties by licensees, generally resulting from the Company’s inquiries or compliance audits. Settlements during the period represent resolutions of disputes over past under-reported royalties, the use of the Company’s technologies without a license or beyond the scope of the license.

Remaining Performance Obligations

Remaining performance obligations represent contracted revenue that has not yet been recognized. As of September 30, 2026, the Company’s remaining performance obligations and the period over which they are expected to be recognized were as follows (in thousands):

Year Ending December 31:	Amounts
2026 (remaining 3 months)	$14,882
2027	33,791
2028	18,567
2029	13,863
2030	7,892
Thereafter	554
Total	$89,549

Allowance for Credit Losses

The following table presents the activity in the allowance for credit losses for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,
	2026		2025
	Accounts Receivable	Unbilled Contracts Receivable	Accounts Receivable	Unbilled Contracts Receivable
Beginning balance	$3,574	$570	$954	$468
Provision for credit losses	228	(72)	15	(32)
Recoveries/charge-off	(5)	—	(98)	(3)
Ending balance	$3,797	$498	$871	$433

	Nine Months Ended September 30,
	2026		2025
	Accounts Receivable	Unbilled Contracts Receivable	Accounts Receivable	Unbilled Contracts Receivable
Beginning balance	$2,848	$1,151	$946	$499
Provision for credit losses	1,003	(653)	244	(54)
Recoveries/charge-off	(54)	—	(319)	(12)
Ending balance	$3,797	$498	$871	$433

NOTE 3 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Prepaid expenses	$17,149	$12,874
Prepaid income taxes	6,714	7,401
Prepaid other taxes	2,646	2,791
Other	402	565
Total	$26,911	$23,631

Property and equipment, net consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Computer equipment and software	$56,786	$54,840
Capitalized internal-use software	55,690	38,699
Office equipment and furniture	10,465	10,470
Building	17,888	17,876
Land	5,300	5,300
Leasehold improvements	10,620	10,810
Construction in progress	1,965	1,325
Total property and equipment	158,714	139,320
Less: accumulated depreciation and amortization(1)	(98,984)	(87,394)
Property and equipment, net	$59,730	$51,926
(1)
Includes $19.2 million and $11.3 million as of September 30, 2026 and December 31, 2025, respectively, of accumulated amortization associated with capitalized internal-use software.

The following table summarizes the capitalization and amortization of internal-use software for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Costs capitalized associated with internal-use software	$6,666	$4,580	$16,991	$12,105
Amortization of capitalized internal-use software	$2,417	$1,891	$7,816	$5,134

Accrued liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Employee compensation and benefits	$34,074	$38,125
Accrued income taxes	21,474	5,913
Accrued expenses	13,113	15,718
Current portion of operating lease liabilities	7,453	8,858
Accrued royalties to third parties	5,438	3,300
Accrued revenue share and partner obligations	5,454	4,186
Accrued rebates and other payments to customers	2,854	3,914
Derivative liability associated with foreign exchange contracts	2,354	257
Accrued other taxes	1,946	1,889
Current portion of contingent consideration from acquisition	2,075	—
Total	$96,235	$82,160

NOTE 4 – FINANCIAL INSTRUMENTS

Non-marketable Equity Securities

As of September 30, 2026 and December 31, 2025, other noncurrent assets included equity securities accounted for under the equity method with a carrying amount of $4.5 million and $4.7 million, respectively. No impairments to the carrying amount of the Company’s non-marketable equity securities were recognized in the three and nine months ended September 30, 2026 and 2025.

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

The notional and fair values of all derivative financial instruments were as follows (in thousands):

	Location in Balance Sheet	September 30, 2026	December 31, 2025
Derivative instruments designated as cash flow hedges:
Fair value—foreign exchange contract liabilities, net amount	Accrued liabilities	$2,354	$257

Notional value held to buy U.S. dollars in exchange for other currencies		$1,253	$8,196
Notional value held to sell U.S. dollars in exchange for other currencies		$66,940	$66,476

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

The gross amounts of the Company’s foreign currency forward contracts and the net amounts recorded in the Company’s condensed consolidated balance sheets were as follows (in thousands):

	September 30, 2026	December 31, 2025
Gross amount of recognized assets	$85	$1,009
Gross amount of recognized liabilities	(2,439)	(1,266)
Net derivative liabilities	$(2,354)	$(257)

The changes in AOCL related to the cash flow hedges consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning balance	$(2,284)	$2,595	$(257)	$(1,858)
Other comprehensive (loss) income before reclassification	(956)	(1,600)	(3,481)	2,654
Amounts reclassified from accumulated other comprehensive income into net loss	886	(443)	1,384	(244)
Net current period other comprehensive (loss) income	(70)	(2,043)	(2,097)	2,410
Ending balance	$(2,354)	$552	$(2,354)	$552

The following table summarizes the (losses) gains recognized upon settlement of the hedged transactions in the condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of licensing and other revenue, excluding depreciation and amortization of intangible assets	$(216)	$—	$(216)	$—
Research and development	(504)	411	(840)	531
Selling, general and administrative	(166)	79	(328)	49
Total	$(886)	$490	$(1,384)	$580

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

Level 3

Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

The Company’s derivative financial instruments (as described in Note 4—Financial Instruments), consisting of foreign currency forward contracts, are reported at fair value on a recurring basis and classified as Level 2.

Financial Liabilities Measured at Fair Value on a Recurring Basis

In connection with the non-material acquisition of a managed media advertising business on April 1, 2026, the Company recognized a contingent consideration liability with an initial fair value of $3.7 million, of which $1.6 million was included in other noncurrent liabilities, with the remainder included in accrued liabilities in the condensed consolidated balance sheets as of September 30, 2026. The contingent consideration liability is classified within Level 3 of the fair value hierarchy. The contingent consideration arrangement provides for quarterly cash payments over a two-year period following the acquisition, with payment amounts contingent upon the achievement of specified tiered advertising revenue targets.

Remeasurement of the contingent consideration liability at fair value is required in the reporting period where changes in the contingency occur such as changes in the estimated achievement of the associated advertising revenue targets. Changes in fair value are recognized within selling, general and administrative expense in the condensed consolidated statements of operations.

For the nine months ended September 30, 2026, there was no material change to the contingency, and the Company did not remeasure the fair value of the contingent consideration liability.

Financial Instruments Not Recorded at Fair Value

The following table presents the Company’s financial assets and liabilities recorded at their carrying amount, but for which the fair value is disclosed (in thousands):

	September 30, 2026		December 31, 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Note receivable(1)	$33,585	$33,564	$31,928	$33,112
Deferred consideration from divestiture(2)	9,064	9,950	19,895	23,218
Total assets	$42,649	$43,514	$51,823	$56,330

Liabilities:
AR Facility	$40,000	$40,000	$40,000	$40,000
(1)
Refer to the AutoSense Divestiture (as described in Note 6—Divestitures) for the current and noncurrent portions of the carrying amount of the Tobii Note (as defined in Note 6—Divestitures) as of September 30, 2026. The current portion, which is due from Tobii in April 2027, approximates its fair value.
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

Holdback Consideration

Upon completion of the Perceive Transaction, the holdback consideration of $12.0 million was estimated to have a then present value of $11.3 million, resulting in a discount of $0.7 million. The amount of discount accreted as interest income was immaterial in all periods presented. The holdback consideration was paid in full by the Buyer during the second quarter of 2026.

The net carrying amount of the holdback consideration is as follows (in thousands):

	September 30, 2026	December 31, 2025
Holdback consideration	$12,000	$12,000
Less: unamortized discount on holdback consideration	—	(120)
Less: payment received from Buyer	(12,000)	—
Net carrying amount	$—	$11,880

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

The Company elected to present accrued interest within the carrying amount of note receivable, both current and noncurrent, in the condensed consolidated balance sheets. The carrying amount of the Tobii Note is as follows (in thousands):

	September 30, 2026	December 31, 2025
Outstanding principal amount	$27,676	$27,676
Add: interest accrued to date	5,909	4,252
Carrying amount—note receivable	$33,585	$31,928

Principal and accrued interest, current portion	$12,135
Principal and accrued interest, noncurrent	$21,450

For each of the three months ended September 30, 2026 and 2025, interest income recognized from the Tobii Note was $0.6 million. For the nine months ended September 30, 2026 and 2025, the Company recognized interest income of $1.7 million and $1.8 million, respectively.

Deferred Consideration

The deferred consideration consists of guaranteed future cash payments, which are scheduled to be made by Tobii in four annual payments as follows (in thousands):

Date of Payment:	Amount
February 15, 2028	$3,000
February 15, 2029	2,250
February 15, 2030	4,500
February 15, 2031	5,250
Total future payments	$15,000

At the closing date of the Tobii Note, there was $9.2 million of discount on the deferred consideration to be accreted as interest income up to the date of the final payment. Interest income accreted from the discount was $0.4 million and $0.3 million for the three months ended September 30, 2026 and 2025, respectively, and $1.1 million and $0.9 million for the nine months ended September 30, 2026 and 2025, respectively.

The net carrying amount of the deferred consideration is as follows (in thousands):

	September 30, 2026	December 31, 2025
Total deferred consideration	$15,000	$15,000
Less: unamortized discount on deferred consideration	(5,936)	(6,985)
Net carrying amount	$9,064	$8,015

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

Intangible Assets, Net

Identified intangible assets consisted of the following (in thousands):

	September 30, 2026
	Weighted-Average Remaining Useful Life (in years)	Gross Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Acquired patents	3.5	$17,280	$(9,551)	$7,729
Existing technology / content database	2.7	219,962	(206,319)	13,643
Customer contracts and related relationships	2.6	494,069	(431,668)	62,401
Trademarks/trade name	0.7	39,313	(39,188)	125
Non-compete agreements		3,101	(3,101)	—
Total finite-lived intangible assets		773,725	(689,827)	83,898
Indefinite-lived intangible assets:
TiVo tradename/trademarks	N/A	21,400	—	21,400
Total intangible assets		$795,125	$(689,827)	$105,298

	December 31, 2025
	Weighted-Average Remaining Useful Life (in years)	Gross Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Acquired patents	4.2	$17,281	$(7,896)	$9,385
Existing technology / content database	3.4	219,919	(202,295)	17,624
Customer contracts and related relationships	3.4	493,685	(413,461)	80,224
Trademarks/trade name	1.5	39,313	(39,064)	249
Non-compete agreements		3,101	(3,101)	—
Total finite-lived intangible assets		773,299	(665,817)	107,482
Indefinite-lived intangible assets:
TiVo tradename/trademarks	N/A	21,400	—	21,400
Total intangible assets		$794,699	$(665,817)	$128,882

As of September 30, 2026, the estimated future amortization expense of total finite-lived intangible assets was as follows (in thousands):

Year Ending December 31:	Amounts
2026 (remaining 3 months)	$7,874
2027	31,092
2028	30,057
2029	14,212
2030	589
Thereafter	74
Total future amortization	$83,898

NOTE 8 – DEBT AND RECEIVABLES SECURITIZATION

PNC AR Facility

In February 2025, the Company borrowed $40.0 million under an accounts receivable securitization program (the “AR Facility”) established with PNC Bank (“PNC”). Under the AR Facility, which matures on February 21, 2028, certain of the

Company’s wholly-owned subsidiaries periodically transfer and sell their trade receivables such as accounts receivable and unbilled contracts receivable, along with all related rights to Xperi SPV LLC (“Xperi SPV”), the Company’s special purpose subsidiary, while the Company manages the associated collection and administrative responsibilities. In turn, Xperi SPV may borrow funds from PNC from time to time, secured by liens on the trade receivables.

The maximum amount potentially available to borrow, based on the eligibility of the trade receivables, is $55.0 million. Interest on the outstanding balance is accrued at the sum of the (i) monthly Term SOFR Rate (as defined in the RFA) and (ii) 1.90%. Additional interest of 0.50% is accrued on the unused borrowing limit. Interest is payable on a monthly basis.

The Company accounted for the $40.0 million borrowed under the AR Facility as a secured borrowing. As of September 30, 2026, trade receivables totaling $125.4 million were included in the balance sheet of Xperi SPV and pledged as collateral against the borrowing.

The Company capitalized fees incurred to establish the securitization program of $1.2 million, which are amortized on a straight-line basis over the commitment term of three years. Fees amortized were immaterial for the three and nine months ended September 30, 2026 and 2025, and recognized under “interest expense—debt” in the condensed consolidated statements of operations.

The AR Facility contains customary covenants included in debt arrangements, and certain liquidity and related covenants involving various types of financial performance measures. If, at any time, the aggregate outstanding principal exceeds the eligibility limit of the receivables, the Company is required to repay the excess amount borrowed immediately. The Company was in compliance with all covenants as of September 30, 2026.

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

Total interest expense for debt was $0.7 million and $2.1 million for the three and nine months ended September 30, 2026, and $0.8 million and $2.3 million for the three and nine months ended September 30, 2025, respectively.

NOTE 9 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(5,241)	$(6,107)	$(14,567)	$(39,254)
Denominator:
Weighted-average number of shares used in computing net loss per share - basic and diluted	48,781	46,276	48,190	45,637
Net loss per share - basic and diluted	$(0.11)	$(0.13)	$(0.30)	$(0.86)

The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

Three and Nine Months Ended September 30,

	2026	2025
Restricted stock units	7,291	7,111
ESPP	328	332
Total	7,619	7,443

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

As of September 30, 2026, there were 5.5 million shares reserved for future grants under the 2022 EIP.

Restricted Stock Units

RSUs are granted at fair market value on the date of grant and typically have a time-based service condition with a vesting period of three or four years. RSUs also include performance-based awards (“PSUs”), which consist of both service and performance conditions and vest typically over three years.

RSU activity for the nine months ended September 30, 2026 is as follows (in thousands, except per share amounts):

	Number of Shares Subject to Time- based Vesting	Number of Shares Subject to Performance- based Vesting	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2025	4,619	2,031	6,650	$10.50
Granted	2,682	1,040	3,722	$6.23
Vested / released	(2,168)	(4)	(2,172)	$10.74
Canceled / forfeited	(231)	(678)	(909)	$12.36
Balance at September 30, 2026	4,902	2,389	7,291	$8.01

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

For PSUs granted during the period with a market condition, the Company determined the fair value on the date of grant by using a Monte Carlo simulation with the following assumptions:

	Nine Months Ended September 30,
	2026	2025
Expected life (years)	3.0	3.0
Risk-free interest rate	3.4%	3.9%
Dividend yield	0.0%	0.0%
Expected volatility	44.5%	46.2%

Employee Stock Purchase Plans

In October 2022, the Company adopted the Xperi Inc. 2022 Employee Stock Purchase Plan (as amended in December 2023, the “2022 ESPP”). The 2022 ESPP provides an offering period of 12 months, commencing on each December 1 and June 1 of each year. Additionally, it includes a reset provision which is triggered if the fair market value per share of the Company’s common stock on any purchase date during an offering period is less than the fair market value per share on the start date of any 12-month offering period. Upon occurrence of the reset, the existing offering period will automatically terminate and a new 12-month offering period will begin on the next business day.

As of September 30, 2026, there were 1.1 million shares reserved for future issuance under the 2022 ESPP.

The following table summarizes the valuation assumptions used in estimating the fair value of the 2022 ESPP for the offering periods in effect using the Black-Scholes option pricing model:

	Nine Months Ended September 30,
	2026	2025
Expected life (years)	0.5—1.0	0.5—1.0
Risk-free interest rate	3.8%—4.1%	4.4%—5.1%
Dividend yield	0.0%	0.0%
Expected volatility	41.4%—42.4%	43.0%—44.1%

Stock-Based Compensation

Total stock-based compensation expense for the three and nine months ended September 30, 2026 and 2025 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of licensing and other revenue, excluding depreciation and amortization of intangible assets	$339	$691	$1,181	$2,205
Cost of advertising and related revenue, excluding depreciation and amortization of intangible assets	123	192	398	566
Research and development	1,506	2,783	5,334	10,397
Selling, general and administrative	5,046	5,974	14,767	18,901
Total stock-based compensation expense	$7,014	$9,640	$21,680	$32,069

Stock-based compensation expense categorized by award type for the three and nine months ended September 30, 2026 and 2025 is summarized in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
RSUs	$4,750	$8,123	$15,694	$26,261
PSUs	1,823	970	4,437	3,964
ESPP	441	547	1,549	1,844
Total stock-based compensation expense	$7,014	$9,640	$21,680	$32,069

As of September 30, 2026, unrecognized stock-based compensation expense related to unvested equity-based awards is as follows (amounts in thousands):

	September 30, 2026
	Unrecognized Stock-Based Compensation	Weighted-Average Period to Recognize Expense (in years)
RSUs	$22,433	2.0
PSUs	8,198	1.8
ESPP	352	0.3
Total unrecognized stock-based compensation expense	$30,983

NOTE 11 – INCOME TAXES

For the three and nine months ended September 30, 2026, the Company recorded an income tax expense of $7.4 million and $22.3 million on a pretax income of $2.1 million and $7.8 million, respectively; which resulted in an effective tax rate of 344.7% and 287.7%, respectively. The income tax expense for the three and nine months ended September 30, 2026 was primarily related to foreign withholding taxes and foreign income taxes.

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

As of September 30, 2026, gross unrecognized tax benefits of $15.5 million did not materially change as compared to December 31, 2025. Of the $15.5 million gross unrecognized tax benefits, $1.1 million would affect the effective tax rate, if recognized. The Company is unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease.

It is the Company’s policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. Recognition of interest and penalties related to unrecognized tax benefits was immaterial for the three and nine months ended September 30, 2026 and 2025. As of September 30, 2026 and December 31, 2025, accrued interest and penalties in condensed consolidated balance sheets were immaterial.

As of September 30, 2026, the Company’s 2021 through 2026 tax years are generally open and subject to potential examination in one or more jurisdictions. In addition, in the United States, any net operating losses or credits that were generated in prior years but not yet fully utilized in a year that is closed under the statute of limitations may also be subject to examination.

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

The components of operating lease costs were as follows (in thousands):

Three Months Ended September 30,		Nine Months Ended September 30,
2026	2025	2026	2025

Fixed lease cost (1)	$2,654	$4,193	$8,768	$12,489
Variable lease cost	544	1,135	1,946	3,551
Less: sublease income	(126)	(2,123)	(1,449)	(6,459)
Total operating lease cost	$3,072	$3,205	$9,265	$9,581

(1)
Includes short-term leases expensed on a straight-line basis.

The following table presents supplemental cash flow information arising from lease transactions (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cash payments included in the measurement of operating lease liabilities	$2,814	$4,037	$8,632	$12,558
ROU assets obtained in exchange for lease obligations	$663	$2,294	$663	$11,475

The weighted-average remaining term of the Company’s operating leases and the weighted-average discount rate used to measure the present value of the operating lease liabilities are as follows:

	September 30, 2026	December 31, 2025
Weighted-average remaining lease term (in years)	4.0	4.4
Weighted-average discount rate	6.9%	6.9%

Future minimum lease payments and related lease liabilities as of September 30, 2026 were as follows (in thousands):

Year Ending December 31:	Operating Lease Payments (1)	Sublease Income	Net Operating Lease Payments
2026 (remaining 3 months)	$1,942	$(91)	$1,851
2027	8,789	(368)	8,421
2028	6,179	(379)	5,800
2029	4,044	(291)	3,753
2030	2,404	—	2,404
Thereafter	3,879	—	3,879
Total lease payments	27,237	$(1,129)	$26,108
Less: imputed interest	(3,719)
Present value of operating lease liabilities	$23,518

Less: operating lease liabilities, current portion	(7,453)
Noncurrent operating lease liabilities	$16,065
(1)
Future minimum lease payments exclude short-term leases as well as payments to landlords for variable common area maintenance, insurance, and real estate taxes.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Purchase and Other Contractual Obligations

In the ordinary course of business, the Company enters into contractual agreements with third parties that include non-cancelable payment obligations, for which it is liable in future periods. These arrangements primarily include unconditional purchase obligations to service providers. As of September 30, 2026, the Company’s total future unconditional purchase obligations were approximately $81.6 million.

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

The following table shows the amount of restructuring charges incurred and paid during the nine months ended September 30, 2026 (in thousands):

Amounts
Accrued restructuring charges at December 31, 2025	$8,736
Restructuring charges incurred during the period	293
Amounts paid during the period	(8,890)
Accrued restructuring charges at September 30, 2026	$139

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

The following table presents information about reported segment revenue, significant segment expenses, and segment net loss for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
Licensing and other revenue	$99,028	$107,715	$305,385	$311,944
Advertising and related revenue	14,925	3,917	37,266	19,654
Total revenue	113,953	111,632	342,651	331,598
Less:
Cost of licensing and other revenue, excluding depreciation and amortization of intangible assets (1)	25,190	23,744	67,186	70,811
Cost of advertising and related revenue, excluding depreciation and amortization of intangible assets (1)	10,306	5,334	35,260	21,415
Research and development (1)	23,486	29,923	72,375	99,255
Selling, general and administrative (1)	41,654	42,536	125,101	132,376
Depreciation expense	3,680	3,470	11,892	9,823
Amortization expense	7,874	7,987	24,010	26,853
Interest and other income, net	(1,073)	(821)	(2,989)	(4,863)
Interest expense—debt	694	761	2,056	2,252
Provision for income taxes	7,383	4,805	22,327	12,930
Consolidated net loss	$(5,241)	$(6,107)	$(14,567)	$(39,254)

(1)
Includes total salaries, bonuses, and employee benefits of $49.4 million and $56.8 million for the three months ended September 30, 2026 and 2025, respectively; and $153.5 million and $178.8 million for the nine months ended September 30, 2026 and 2025, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended to promote understanding of our results of operations and financial condition and should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with our audited financial statements and notes thereto for the fiscal year ended December 31, 2025 found in our Form 10-K filed by Xperi Inc. (“Xperi,” the “Company,” “we,” “us,” “our,” and similar references) on February 26, 2026 (our “Form 10-K”).

Business Overview

We are a leading media and entertainment technology company. Our technologies are integrated into consumer devices, connected cars, and a variety of media platforms worldwide, enabling our unique audiences to connect with entertainment content in a more intelligent, immersive, and personal way. As our audiences engage with content on our platforms, we operate a global, cross-screen advertising solution that enables brands to reach millions of engaged consumers across our rapidly expanding digital entertainment ecosystem, driving increased value for our partners, customers, and consumers. We operate in one reportable business segment and group our revenue into four categories: Pay-TV, Consumer Electronics, Connected Car and Media Platform. Headquartered in Silicon Valley with operations around the world, we have approximately 1,370 employees and more than 35 years of operating experience.

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

Restructuring Activities

In November 2025, we approved a restructuring plan designed to improve cost efficiency and better align our operating structure with our long-term strategies and prevailing market conditions. The plan involved a reduction of approximately 250 employees across all business and functional areas and became effective immediately. In connection with this plan, we incurred restructuring and related charges of $13.9 million and $0.3 million in the fourth quarter of 2025 and the first nine months of 2026, respectively, substantially all of which consisted of employee severance and related costs. As of September 30, 2026, the remaining amount of accrued restructuring charges was immaterial. Upon completion, we estimate that the reductions will generate annualized savings in the range of approximately $30 million to $35 million. For further information, refer to Note 14—Restructuring of the notes to condensed consolidated financial statements.

Results of Operations

The following table presents our historical operating results for the periods indicated as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Licensing and other revenue	87%	96%	89%	94%
Advertising and related revenue	13	4	11	6
Total revenue	100	100	100	100
Operating expenses:
Cost of licensing and other revenue, excluding depreciation and amortization of intangible assets	22	21	20	21
Cost of advertising and related revenue, excluding depreciation and amortization of intangible assets	9	5	10	7
Research and development	21	27	21	30
Selling, general and administrative	37	38	37	40
Depreciation expense	3	3	3	3
Amortization expense	7	7	7	8
Total operating expenses	99	101	98	109
Operating income (loss)	1	(1)	2	(9)
Interest and other income, net	1	1	1	2
Interest expense - debt	(1)	(1)	(1)	(1)
Income (loss) before taxes	1	(1)	2	(8)
Provision for income taxes	6	4	7	4
Net loss	(5)%	(5)%	(5)%	(12)%

Comparison of the Three and Nine Months Ended September 30, 2026 and 2025

Revenue

We generate revenue primarily through the licensing of our technologies and solutions and the monetization of our global, cross-screen advertising platform. While licensing revenue continues to represent the majority of our total revenue, advertising and related revenue has grown substantially in recent periods, driven by the expansion of our advertising ecosystem and ongoing enhancements to our advertising products and capabilities. For a discussion of our revenue recognition policies and a description of our revenue-generating activities, see Note 2—Revenue to the unaudited condensed consolidated financial statements.

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Licensing and other revenue	$99,028	$107,715	$(8,687)	(8)%
Advertising and related revenue	14,925	3,917	11,008	281%
Total revenue	$113,953	$111,632	$2,321	2%

Licensing and other revenue decreased by $8.7 million, or 8%, for the three months ended September 30, 2026 compared to the same period in the prior year. The decrease was primarily attributable to decreases of $5.2 million in Consumer Electronics revenue, $4.7 million in Connected Car revenue, and $2.9 million in middleware licensing revenue within Media Platform, primarily due to the absence of certain minimum guarantee (“MG”) revenue recognized in the prior-year period. These decreases were partially offset by a $3.6 million increase in Pay-TV revenue, primarily driven by higher MG revenue from core guide products and growth in TiVo video-over-broadband (“IPTV”) solutions, partially offset by the expected declines in core Pay-TV products.

Advertising and related revenue increased by $11.0 million, or 281%, for the three months ended September 30, 2026 compared to the same period in the prior year. The increase was primarily attributable to growth in revenue related to the TiVo One ad platform, driven by increases in monthly active users and ad impressions delivered, expanded advertising partnerships, customer satisfaction, and enhancements to our advertising products and services. The increase also reflected revenue recognized under a new multi-year agreement, including consideration related to historical viewership data.

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Licensing and other revenue	$305,385	$311,944	$(6,559)	(2)%
Advertising and related revenue	37,266	19,654	17,612	90%
Total revenue	$342,651	$331,598	$11,053	3%

Licensing and other revenue decreased by $6.6 million, or 2%, for the nine months ended September 30, 2026 compared to the same period in the prior year. The decrease was primarily attributable to a $16.0 million decrease in Consumer Electronics revenue, primarily due to the absence of certain MG and settlement revenue recognized in the prior-year period and memory-related challenges in certain end-product categories, and a $5.6 million decrease in Pay-TV revenue, primarily due to declines in core guide products and related subscription revenue, partially offset by growth in IPTV. These decreases were partially offset by a $15.1 million increase in Connected Car revenue, primarily due to higher MG revenue from HD Radio.

Advertising and related revenue increased by $17.6 million, or 90%, for the nine months ended September 30, 2026 compared to the same period in the prior year. The increase was primarily attributable to growth in ad impressions delivered, driven by continued expansion of TiVo One platform users, expanded advertising partnerships, and enhancements to our advertising products and services.

Operating Expenses

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Cost of licensing and other revenue, excluding depreciation and amortization of intangible assets	$25,190	$23,744	$1,446	6%
Cost of advertising and related revenue, excluding depreciation and amortization of intangible assets	10,306	5,334	4,972	93%
Research and development	23,486	29,923	(6,437)	(22)%
Selling, general and administrative	41,654	42,536	(882)	(2)%
Depreciation expense	3,680	3,470	210	6%
Amortization expense	7,874	7,987	(113)	(1)%
Total operating expenses	$112,190	$112,994	$(804)	(1)%

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Cost of licensing and other revenue, excluding depreciation and amortization of intangible assets	$67,186	$70,811	$(3,625)	(5)%
Cost of advertising and related revenue, excluding depreciation and amortization of intangible assets	35,260	21,415	13,845	65%
Research and development	72,375	99,255	(26,880)	(27)%
Selling, general and administrative	125,101	132,376	(7,275)	(5)%
Depreciation expense	11,892	9,823	2,069	21%
Amortization expense	24,010	26,853	(2,843)	(11)%
Total operating expenses	$335,824	$360,533	$(24,709)	(7)%

Cost of Licensing and Other Revenue, Excluding Depreciation and Amortization of Intangible Assets

Cost of licensing and other revenue, excluding depreciation and amortization of intangible assets, consists primarily of employee-related costs, content and data costs, revenue share, royalties paid to third parties, hosting fees, service center expenses, maintenance costs and an allocation of facilities costs, as well as other expenses related to providing non-recurring engineering services.

Cost of licensing and other revenue, excluding depreciation and amortization of intangible assets, for the three months ended September 30, 2026 was $25.2 million, as compared to $23.7 million in the same period of the prior year, an increase of $1.5 million, or 6%. The increase was primarily due to higher revenue share costs, partially offset by lower employee-related costs resulting from restructuring activities.

Cost of licensing and other revenue, excluding depreciation and amortization of intangible assets, for the nine months ended September 30, 2026 was $67.2 million, as compared to $70.8 million in the same period of the prior year, a decrease of $3.6 million, or 5%. The decrease was primarily due to lower employee-related costs resulting from restructuring activities and lower hardware product-related costs following the discontinuation of hardware product sales by the end of 2025, partially offset by higher revenue share costs.

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

Cost of advertising and related revenue, excluding depreciation and amortization of intangible assets, for the three months ended September 30, 2026 was $10.3 million, as compared to $5.3 million in the same period of the prior year, an increase of $5.0 million, or 93%. The increase was primarily attributable to higher inventory acquisition and related costs associated with the growth in advertising and related revenue.

Cost of advertising and related revenue, excluding depreciation and amortization of intangible assets, for the nine months ended September 30, 2026 was $35.3 million, as compared to $21.4 million in the same period of the prior year, an increase of $13.9 million, or 65%. The increase was primarily attributable to higher inventory acquisition and related costs associated with the growth in advertising and related revenue.

Research and Development

Research and development (“R&D”) expenses consist primarily of employee-related costs, stock-based compensation (“SBC”) expense, engineering consulting expenses associated with new product and technology development, product commercialization, quality assurance and testing costs, as well as other costs related to patent applications and examinations, materials, supplies, and an allocation of facilities costs. Other than certain internal-use software development costs that are capitalized, all research and development costs are expensed as incurred.

R&D expenses for the three months ended September 30, 2026 were $23.5 million, as compared to $29.9 million in the same period of the prior year, a decrease of $6.4 million, or 22%. The decrease was primarily driven by lower employee-related costs, including SBC expense, resulting primarily from restructuring activities.

R&D expenses for the nine months ended September 30, 2026 were $72.4 million, as compared to $99.3 million in the same period of the prior year, a decrease of $26.9 million, or 27%. The decrease was primarily driven by lower employee-related costs, including SBC expense, resulting primarily from restructuring activities.

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

Selling, general and administrative expenses for the three months ended September 30, 2026 were $41.7 million, as compared to $42.5 million in the same period of the prior year, a decrease of $0.8 million, or 2%. The decrease was primarily attributable to lower employee salary-related costs resulting from restructuring activities and lower SBC expense.

Selling, general and administrative expenses for the nine months ended September 30, 2026 were $125.1 million, as compared to $132.4 million in the same period of the prior year, a decrease of $7.3 million, or 5%. The decrease was primarily attributable to lower employee salary-related costs resulting from restructuring activities, reduced SBC expense, and decreased information technology spending.

Stock-based Compensation

The following table sets forth our SBC expense for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of licensing and other revenue, excluding depreciation and amortization of intangible assets	$339	$691	$1,181	$2,205
Cost of advertising and related revenue, excluding depreciation and amortization of intangible assets	123	192	398	566
Research and development	1,506	2,783	5,334	10,397
Selling, general and administrative	5,046	5,974	14,767	18,901
Total stock-based compensation expense	$7,014	$9,640	$21,680	$32,069

We recognized SBC expense from restricted stock units (“RSUs”) and purchases made under our employee stock purchase plan (“2022 ESPP”). The decreases of $2.6 million and $10.4 million in SBC expense for the three and nine months ended September 30, 2026, respectively, when compared to the same periods of the prior year, were primarily driven by reduced employee headcount and RSUs granted over time at lower valuations.

Depreciation Expense

We recognized depreciation expense for certain equipment, capitalized internal-use software, leasehold improvements, and buildings and improvements. Depreciation expense for the three months ended September 30, 2026 was $3.7 million, as compared to $3.5 million in the same period of the prior year, an increase of $0.2 million, or 6%. The increase was primarily driven by increased capitalized internal-use software costs over the preceding 12 months.

Depreciation expense for the nine months ended September 30, 2026 was $11.9 million, as compared to $9.8 million in the same period of the prior year, an increase of $2.1 million, or 21%. The increase was primarily driven by increased capitalized internal-use software costs over the preceding 12 months.

Amortization Expense

We recognized amortization expense for certain intangible assets we acquired in business combinations that are recognized separately from goodwill. For the three and nine months ended September 30, 2026, amortization expense decreased by $0.1 million and $2.8 million, or 1% and 11%, respectively, as compared to the same periods of the prior year. The decreases were primarily due to certain intangible assets becoming fully amortized over the preceding 12 months.

As a result of intangible assets we acquired in previous mergers and acquisitions, we anticipate that amortization expenses will continue to be a significant expense over the next several years. See Note 7—Goodwill and Intangible Assets, Net of the notes to condensed consolidated financial statements (unaudited) for additional detail.

Interest and Other Income, Net

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Interest and other income, net	$1,073	$821	$252	31%

Interest and other income, net, increased for the three months ended September 30, 2026 compared to the same period in the prior year, primarily due to higher foreign currency remeasurement losses recognized in the prior-year period.

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Interest and other income, net	$2,989	$4,863	$(1,874)	(39)%

Interest and other income, net, was lower for the nine months ended September 30, 2026 compared to the same period in the prior year, primarily due to foreign currency remeasurement losses recognized in the current-year period.

Interest Expense—Debt

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Interest expense - debt	$(694)	$(761)	$67	(9)%

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Interest expense - debt	$(2,056)	$(2,252)	$196	(9)%

Interest expense on our debt did not change materially for the three and nine months ended September 30, 2026, compared with the corresponding periods in the prior year.

Provision for Income Taxes

For the three and nine months ended September 30, 2026, we recorded an income tax expense of $7.4 million and $22.3 million on a pretax income of $2.1 million and $7.8 million, respectively; which resulted in an effective tax rate of 344.7% and 287.7%, respectively. The income tax expense for the three and nine months ended September 30, 2026 was primarily related to foreign income taxes and foreign withholding taxes.

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

Liquidity and Capital Resources

The following table presents selected financial information related to our liquidity and significant sources and uses of cash and cash equivalents as of and for the periods presented:

	As of
	September 30, 2026	December 31, 2025
	(dollars in thousands)
Cash and cash equivalents	$87,026	$96,824
Current ratio(1)	2.4	2.4

(1)
The current ratio is a liquidity ratio that measures our ability to pay short-term obligations or those due within one year. The ratio is calculated by dividing current assets by current liabilities.

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net cash provided by (used in) operating activities	$634	$(4,615)
Net cash used in investing activities	$(19,245)	$(14,607)
Net cash provided by (used in) financing activities	$8,813	$(14,558)

Our primary sources of liquidity and capital resources are our cash and cash equivalents and borrowings available under our accounts receivable securitization program (the “AR Facility”) with PNC Bank, National Association and PNC Capital Markets LLC (“PNC”). Cash and cash equivalents were $87.0 million as of September 30, 2026, compared to $96.8 million as of December 31, 2025, a decrease of $9.8 million. The decrease was primarily driven by $19.2 million of capital expenditures, including capitalized internal-use software costs, and $4.6 million of payments for withholding taxes related to the net share settlement of equity awards. These decreases were partially offset by $0.6 million of cash provided by operating activities, $2.1 million of proceeds from the issuance of common stock under our 2022 ESPP and the receipt of a $12.0 million indemnification holdback payment in full related to the Perceive Transaction, of which $11.3 million was classified as a financing activity. For detailed information regarding the AR Facility, refer to “Long-Term Debt Financing” below.

For information about our material cash requirements, see “Liquidity and Capital Resources” in Part II, Item 7 of our Form 10-K. Our cash requirements have not changed materially since December 31, 2025.

Stock Repurchase Program

In April 2024, our Board of Directors (the “Board”) authorized the repurchase of up to $100.0 million of our common stock (the “Program”). Under the Program, we may make repurchases, from time to time, through open market purchases, block trades, privately negotiated transactions, accelerated share repurchase transactions, or other means. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases under the Program. As of September 30, 2026, we have repurchased a total of approximately 2.2 million shares of common stock, since inception of the Program, at an average price of $9.23 per share for a total cost of approximately $20.0 million. We did not repurchase any common stock during the nine months ended September 30, 2026. As of September 30, 2026, the total remaining amount available for repurchase was $80.0 million. We may continue to execute authorized repurchases from time to time under the Program. There is no guarantee that such repurchases under the Program will enhance the value of our common stock.

Cash Flows

Cash Flows provided by (used in) Operating Activities

Net cash provided by operating activities was $0.6 million for the nine months ended September 30, 2026, primarily due to our net loss of $14.6 million being further adjusted by $39.8 million of changes in operating assets and liabilities, including an increase of $36.8 million in unbilled contracts receivable, partially offset by non-cash items such as SBC expense of $21.7 million, amortization of intangible assets of $24.0 million, and depreciation expense of $11.9 million.

Net cash used in operating activities was $4.6 million for the nine months ended September 30, 2025, primarily due to our net loss of $39.3 million being further adjusted by $32.8 million of changes in operating assets and liabilities, partially offset by non-cash items such as SBC expense of $32.1 million, amortization of intangible assets of $26.9 million, and depreciation expense of $9.8 million.

Cash Flows used in Investing Activities

Net cash used in investing activities was $19.2 million and $14.6 million for the nine months ended September 30, 2026 and 2025, respectively, which was related to capital expenditures, including capitalized internal-use software.

Capital Expenditures

Our capital expenditures for property and equipment consist primarily of capitalized internal-use software, purchases of computer hardware and software, information systems, and production and test equipment. We expect capital expenditures in 2026 to be approximately $25.0 million. As previously disclosed, this reflects an increase of approximately $5.0 million from our original expectation, due primarily to continued constraints in the memory market, which have increased the cost of planned capital equipment purchases, as well as incremental investments to reduce memory requirements in our software platforms in response to partner demand. We expect these expenditures to be funded with existing cash and cash equivalents. However, there can be no assurance that our current expectations will be realized, and our plans remain subject to change based on further review of our capital expenditure needs.

Cash Flows provided by (used in) Financing Activities

Net cash provided by financing activities was $8.8 million for the nine months ended September 30, 2026, primarily due to the receipt of $11.3 million of indemnification holdback proceeds in connection with the Perceive Transaction, net of $0.7 million relating to accreted interest classified within operating cash flows, and $2.1 million of proceeds from the issuance of common stock under our 2022 ESPP. These inflows were partially offset by $4.6 million of withholding tax payments related to the net share settlement of equity awards.

Net cash used in financing activities was $14.6 million for the nine months ended September 30, 2025, primarily due to the $50.0 million voluntary repayment of the Vewd senior unsecured promissory note, and $6.6 million in payment of withholding taxes related to net share settlement of equity awards, partially offset by $40.0 million in loan proceeds borrowed under the AR Facility with PNC and $3.3 million in proceeds from the issuance of common stock under our 2022 ESPP.

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

Upon entering into the RF Agreements on February 21, 2025, we borrowed $40.0 million under the AR Facility and selected the monthly Term SOFR Rate (as defined in the RFA). The RF Agreements contain various covenants that we believe are usual and customary. The interest payments on the AR Facility debt, exclusive of the debt issuance costs and related amortization, are expected to be approximately $2.3 million for the next 12 months and may vary with changes in interest rates. In December 2025, we repaid $1.1 million of the outstanding principal as the aggregate outstanding principal at the time temporarily exceeded the eligibility limit of the receivables and subsequently drew down the same amount. As of September 30, 2026, we were in compliance with the covenants under the RF Agreements.

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

We may supplement our short-term liquidity needs with access to capital markets, if necessary, and further strategic cost savings initiatives. Our access to capital markets may be constrained and our cost of borrowing may increase under certain business and market conditions, and our liquidity is subject to various risks including the risks identified in “Risk Factors” included in Part I, Item 1A of our Form 10-K, as updated in Part II, Item 1A of this Quarterly Report.

Critical Accounting Estimates

During the nine months ended September 30, 2026, there were no significant changes in our critical accounting estimates. For a discussion of our critical accounting estimates, see Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K.

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

Item 1A. Risk Factors.

Except as set forth below, there were no material changes to the risk factors previously disclosed in Part I, Item 1A of our Form 10-K.

Our Media Platform business may not be successful in developing, maintaining, and expanding key relationships with manufacturers of TV and other streaming devices, Pay-TV Operators as well as content publishers.

Our Media Platform monetization strategy depends on our ability to develop, maintain and expand our relationships with key TV and streaming device manufacturing partners, Pay-TV operators and content publishers. The initial focus of our monetization strategy was to launch TiVo OS in Smart TVs in the market, which is a relatively new market for our Media Platform business. Our strategy now includes TVs supported by our Pay-TV business in the United States. The overall success of our monetization strategy will depend in part on our ability to expand TiVo OS into additional Smart TVs for the United States and other international markets and maintain and grow our Pay-TV footprint in the United States. However, the competitive landscape continues to shift and there can be no assurance that we will be successful in further penetrating the European or U.S. markets with increased volume of Smart TVs, TVs supported by our Pay-TV business or additional partner relationships, or that we will be able to maintain such partner relationships.

We also need to identify, establish and maintain relationships with content publishers to provide users with popular streaming services, channels and content. Furthermore, we need to develop new relationships with local content partners or enter into new arrangements with existing content publishers as we enter into new international markets or expand our services and features. Some TV manufacturers will not deploy TiVo OS unless specific content publishers are on the platform, while some content publishers will not enter into an arrangement with us until TiVo OS has a minimum number of Smart TVs on the platform. There can be no assurance that we will be able to secure or maintain relationships with the key content publishers.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable.

(b) Not applicable.

(c) Purchases of Equity Securities by Issuer and Affiliated Purchasers.

We did not repurchase shares of our common stock during the three months ended September 30, 2026.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) None.

(c) Securities Trading Arrangements of Directors and Section 16 Officers.

During the three months ended September 30, 2026, no director or “officer” (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: November 5, 2026

XPERI INC.

By:	/s/ Robert Andersen
Robert Andersen Chief Financial Officer